Form 10-Q
period 1995-03-31
OUTLOOK INCOME FUND 9
filed 1995-05-15
CIK 801449

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from             to
                                            ------------    ------------
                           Commission File number: 0-15837


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP
              ----------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                    California                              33-0202964
          --------------------------------               ----------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

       400 South El Camino Real, Suite 1100
               San Mateo, California                           94402
              ----------------------                        -----------
     (Address of principal executive offices)               (Zip Code)

                                    (415) 343-9300
                            ------------------------------
                           (Registrant's telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                      ----      ----
          Total number of units outstanding as of March 31, 1995: 35,742,572

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                                 March 31,    December 31,
          Assets                                   1995           1994
          -------                               -----------   ------------
          Real estate investments, at cost:
            Land                                $  4,192       $  4,192
            Building and improvements             25,576         25,510
                                                 --------       --------
                                                  29,768         29,702
            Less accumulated depreciation         (8,729)        (8,479)
                                                 --------       --------
                Net real estate investments       21,039         21,223

          Property held for sale, net                  -          9,282
          Property held pending foreclosure,
           net                                     3,550          3,591
          Cash and cash equivalents                  940            801
          Notes receivable                         2,000          2,000
          Accounts receivable, net                   151             87
          Prepaid expenses and other assets          328            280
          Deferred financing costs and other
            fees (net of accumulated
            amortization of $1,037 and
            $1,014 in 1995 and 1994,
            respectively)                            792          1,015
                                                 --------       --------
                  Total assets                  $ 28,800       $ 38,279
                                                 ========       ========















                                     (continued)

                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Balance Sheets - continued
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                                 March 31,    December 31,
                                                   1995           1994
                                                -----------    -----------
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Notes payable - secured               $ 18,458       $ 26,076
          Participating notes:
            Notes issued                           5,229          5,229
            Accrued interest, thereon              4,739          4,582
            Less: Notes held in trust             (2,733)          (544)
                  Accrued interest, thereon       (2,381)          (413)
                                                 --------       --------
              Net due to outside holders           4,854          8,854


          Note payable - unsecured                     -              7
          Accrued interest payable                   762            785
          Accounts payable                           154            152
          Accrued expenses                           375            247
          Payble to affiliate                        312              -
          Deferred income and security
           deposits                                   71            134
                                                 --------       --------
              Total liabilities                   24,986         36,255

          Partners' equity (deficit):
            General Partner                         (389)          (407)
            Limited Partners, 35,742,572
              Equity Units outstanding             4,203          2,431
                                                 --------       --------
                Total partners' equity             3,814          2,024
                                                 --------       --------
                  Total liabilities and
                   partners' equity             $ 28,800       $ 38,279
                                                 ========       ========













                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      -------------------
                                                        1995         1994
                                                      -------      -------
          Revenues:
            Operating                                $ 2,535       $ 2,565
            Interest and other                           130           128
                                                     --------      --------

                Total revenues                         2,665         2,693
                                                     --------      --------
          Expenses:
            Operating (including $652 and
              $655 paid to affiliates in
              the three months ended March
              31, 1995 and 1994, respectively)         1,592         1,628
            General and administrative
              (including $115 and $130 paid
              to affiliates in the three
              months ended March 31, 1995
              and 1994, respectively)                    138           154
            Depreciation and amortization                464           455
            Interest                                     744           774
                                                     --------      --------
                Total expenses                         2,938         3,011
                                                     --------      --------

          Loss before extraordinary items               (273)         (318)

          Extraordinary items:
            Gain on sale of asset                        155             -
            Gain from Participating Notes
             purchased                                 1,908             -
                                                     --------      --------
              Total extraordinary items                2,063             -
                                                     --------      --------

          Net income (loss)                          $ 1,790       $  (318)
                                                     ========      ========
          Net income (loss) per Equity Unit          $  0.05       $ (0.01)
                                                     ========      ========
          Distributions per Equity Unit              $     -       $     -
                                                     ========      ========




                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity
                                          --------    --------    --------

          Balance at December 31, 1993   $   (378)   $  5,295    $  4,917

          Net loss                             (3)       (315)       (318)
                                          --------    --------    --------

          Balance at March 31, 1994      $   (381)   $  4,980    $  4,599
                                          ========    ========    ========


          Balance at December 31, 1994   $   (407)   $  2,431    $  2,024

          Net income                           18       1,772       1,790
                                          --------    --------    --------

          Balance at March 31, 1995      $   (389)   $  4,203    $  3,814
                                          ========    ========    ========























                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Three months ended
                                                                  March 31,
                                                              -----------------
                                                                1995      1994
                                                              ------    ------
     Cash flows provided by (used for) operating activities:
       Net income (loss)                                    $  1,790  $  (318)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                          464       455
         Gain on sale of assets                                (155)        -
         Gain from Participating Notes purchased             (1,908)        -
     Changes in assets and liabilities:
         Accounts receivable                                    (55)      (34)
         Prepaid expenses and other assets                     (150)     (199)
         Deferred financing and other fees                      (46)      (66)
         Accounts payable                                         2        64
         Accrued expenses                                       155       (67)
         Payable to affiliate                                   312         -
         Accrued interest payable                                74       152
         Deferred income and security deposits                   (3)        4
                                                            --------  --------
     Net cash provided by (used for) operating activities       480        (9)
                                                            --------  --------
     Investing activities:
         Acquisitions of and additions to real estate           (75)     (173)
                                                            --------  --------
     Cash flows provided by (used for) financing activities:
       Notes payable principal payments                      (7,618)      (48)
       Repayment of unsecurd note payable                    (2,007)        -
       Borrowings on unsecured notes payable                  2,000         -
       Unsecured note payable                                     -        (1)
       Proceeds from sale of Millwood                         9,549         -
       Buy-back of Participating Note units - discounted     (2,190)        -
                                                            --------  --------
         Net cash used for financing activities                (266)      (49)
                                                            --------  --------
     Net increase (decrease) in cash and cash equivalents       139      (231)

     Cash and cash equivalents at beginning of period           801     1,375
                                                            --------  --------
     Cash and cash equivalents at end of period             $   940   $ 1,144
                                                            ========  ========
     Supplemental disclosure of cash flow information:
       Cash paid for interest                               $   643   $   623
                                                            ========  ========
     Supplemental disclosure of noncash transactions:
       Reduction of accrued intrest payable resulting from
       purchase of Participating Notes at discount          $ 1,908   $     -
                                                            ========  ========



                  See accompanying notes to consolidated statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    --------------------------------------------------
                    POLICIES
                    --------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, A California Limited Partnership (the "Partnership"), as of March 31, 1995 and December 31, 1994, and the related statements of operations for the three months ended March 31, 1995 and 1994, and the changes in partners' equity and cash flows for the three months ended March 31, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation and Glenborough Hotel Group ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for management services. Included in operating expenses for the three months ended March 31, 1995 and 1994, are the following amounts paid to Glenborough:

                                              1995       1994
                                           --------    --------
          Property management fees         $ 57,700    $ 58,100
          Property salaries (reimbursed)     66,100      77,700
          Hotel management fees              73,600      73,100
          Hotel salaries (reimbursed)       454,600     445,700

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $114,700 and $120,400 by the Partnership for such expenses during the three months ended March 31, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

          In addition, in accordance with the Partnership Agreement, the Partnership paid Glenborough a transaction fee in January 1994 of $9,500 for negotiating the October 1993 financing in the form of

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          a first deed of trust note secured by Branford Business Park. Such expense is included in general and administrative expenses.

          Included on the Partnership's March 31, 1995 balance sheet is $312,000 accrued and payable to Glenborough Corporation representing a 3% property disposition fee for the Millwood sale (discussed in Note 4). The fee was computed in accordance with the partnership agreement and was paid on April 5, 1995, subsequent to the Partnership's quarter end.

          Note 4.   PROPERTY SALES
                    --------------
          In December 1993, based upon the deterioration of the local market as seen in the steady decline of occupancy, market rents and net operating income from 1991, and based on the unsuccessful attempt at generating interest in the Branford property at an asking price approximately equivalent to the book value of the property, management determined that the carrying value of Branford Business Park had been impaired. As a result, the Partnership recorded a writedown of $1,697,400 to reduce the carrying value of the property to its estimated net realizable value.

          On November 15, 1994, the Partnership sold Branford Business Park to an unaffiliated third party for $2,675,000, out of which $700,000 was used to payoff the outstanding note secured by the property. The Partnership financed a $2,000,000 note at 8.5% interest with interest-only payments due until maturity on November 11, 1999. Since the cash received from the transaction was used to payoff the outstanding note, the Partnership was responsible for paying $166,000 in closing costs. The Partnership incurred a loss on the sale in the amount of $257,000.

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $9,886,200, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 5). After closing costs and the payoff of the two notes, the Partnership netted cash proceeds in the amount of $152,300. The Partnership recognized a gain on sale  on  its  1995 Statement  of  Operations  in  the amount  of
          $155,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 5.   PARTICIPATING NOTES
                    --------------------
          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 46% of the Noteholders accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On February 15, 1995, the Partnership repurchased approximately $2,190,000 in principal of the Participating Notes with accrued interest of approximately $1,908,000 at a significant discount with the proceeds from a $2,000,000 short-term loan. The accrued interest on these Notes equated to the discount, since the noteholders who accepted the Offer received the principal amount of their original note without any of the deferred interest accrued to date. The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 Statement of Operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

          On January 27, 1995, the Partnership borrowed $2,000,000 from an unaffiliated lender to facilitate the repurchase of Notes as discussed above. Since the Partnership was relying on the proceeds from the sale of a property to fund the repurchase of the Notes, but such funds would not be available until the sale of Millwood Estates, the Partnership borrowed the money necessary to facilitate the purchase in order to meet the deadline required by the Offer. The loan required interest-only payments at a variable interest rate (11% at March 28, 1995) and matured June 26, 1995. However, the loan was paid off on March 28, 1995 with a portion of the proceeds from the sale of Millwood Estates Apartments (discussed in Note 4).

          Note 6.   PROPERTY HELD PENDING FORECLOSURE
                    ---------------------------------
          Based on the continued low occupancy due to market saturation, and the property's inability to meet debt service payments, management is negotiating a deed-in-lieu of foreclosure with the lender on the Regency Residence property. The principal balance of the note secured by the property at March 31, 1995 was

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          $3,539,000, with a accrued interest in the amount of $76,100. Title to the property is due to pass to the lender in the second quarter of 1995. Meanwhile, the Partnership is currently paying all net cash flow (defined as all income collected less operating expenses including reserves for real personal property taxes and insurance) to the lender.

          The Partnership recorded a write-down of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          Outlook Income Fund 9 was formed to invest in improved, income-producing real estate with the following objectives: (i) preserve and protect capital, (ii) provide substantially tax-sheltered distributions to Unit holders, and (iii) offer the potential for appreciation in value.

          The Partnership's original plan was to pay 9% current distributions to the Equity investors. The driving force of these distributions was two-fold: First, income warranties given by sellers to maintain property income at a high level while the properties were in their startup phase; and second, deferred interest debt that allowed the Partnership to use borrowed money without having to make current loan payments. Most of the Partnership's debt, including the Notes, was originally of this type. Thus, the income warranties subsidized the property income, and the deferred interest debt allowed cash flow that would normally have been required for debt service to be used for distributions. By using these techniques, the Partnership was able to pay distributions at a high level, in the hope that the actual property cash flow and value of the properties would increase enough that, (i) when the income warranties and interest deferrals expired, the property cash flow would have increased to a point where it would be able to make the new loan payments without reducing distributions, and (ii) when the properties were sold, the value would have increased enough to absorb the higher mortgage balances without eroding the original equity. It is now evident that a few properties have fallen far short of expectations, so it is doubtful that the original overall plan will be realized in the foreseeable future.

          The Partnership historically paid more in distributions than it earned, and had depleted its reserves. Additionally, all income warranties expired prior to December 31, 1991 and in 1992, the deferred interest debt was restructured and loan payments commenced. During 1993, the Partnership paid: (1) $425,000 to buyback the Note Units from the former general partner, (2) $275,000 to purchase the note payable from the minority interest in Country Suites By Carlson - Tempe which facilitated the purchase of the minority interest in the joint venture, and (3) $767,700 in capital improvements and leasing commissions. In 1994, $577,400 was paid for capital improvements, tenant improvements and leasing commissions. In addition, the Partnership had to pay a $250,000 principal paydown on the note secured by Branford to extend the maturity date of the note until the sale of Branford. The Partnership also had to pay $166,000 in closing costs associated with the sale. In light of these events and management's intent to further reduce debt and rebuild reserves to a level of at least $2,000,000, the suspension of distributions was essential. At this time, management is unable to predict when distributions will resume.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 46% of the Noteholders accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On February 15, 1995, the Partnership repurchased approximately $2,190,000 in principal of the Participating Notes with accrued interest of approximately $1,908,000 at a significant discount with the proceeds from a $2,000,000 short-term loan. The accrued interest on these Notes equated to the discount, since the noteholders who accepted the offer received the principal amount of their original note without any of the deferred interest accrued to date (see Note 5 of the Notes to Financial Statements). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The notes and accrued interest will be held in trust for the benefit of the Partnership.

          On January 27, 1995, the Partnership borrowed $2,000,000 from an unaffiliated lender to facilitate the repurchase of Notes as discussed above. Since the Partnership was relying on the proceeds from the sale of a property to fund the repurchase of the Notes, but such funds would not be available until the sale of Millwood Estates, the Partnership borrowed the money necessary to facilitate the purchase in order to meet the deadline required by the Offer. The loan required interest-only payments at a variable interest rate (11% at March 28, 1995) and matured June 26, 1995. However, the loan was paid off on March 28, 1995 with a portion of the proceeds from the sale of Millwood Estates Apartments (discussed in Note 4).

          In anticipation of the Regency Residence property being given to the bank by a deed-in-lieu of foreclosure in mid-1995 as discussed in Note 6 of the Notes to Financial Statements, the Partnership recorded a net realizable value reserve in the amount of $835,900 at December 31, 1994 and reclassed the net book value to "Property held pending foreclosure, net" on the Partnership's balance sheet. The realizable value reserve brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property.

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $9,886,200, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 5). After closing costs and the payoff of the two notes, the Partnership netted cash proceeds in the amount of $152,300. The Partnership recognized a gain on sale  on  its  1995 Statement  of  Operations  in  the amount  of
          $155,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

          Accounts receivable at March 31, 1995 increased $64,000 to $151,000 from $87,000 at December 31, 1994 due to an increase in accounts receivable at the Memphis and Tempe properties associated with tour groups which accounted for a large percentage of occupancy at the properties. Management expects full collection of these receivables and payments are currently being made on the accounts.

          Prepaid expenses and other assets increased $48,000 from December 31, 1994 to March 31, 1995 primarily due to an increase in payments made to property tax impound accounts which are required by two lenders who hold the notes secured by the Lake Mead and Bryant Lake properties. Property taxes for these properties are primarily due in the fourth quarter of each calendar year.

          Deferred financing costs and other fees decreased by approximately $223,000 from December 31, 1994 to March 31, 1995 as a result of the sale of Millwood Estates Apartments. Net loan fees in the amount of $193,000 relating to the Millwood loan were written-off as a result of the sale of the property.

          The $7,618,000 decrease in notes payable-secured from December 31, 1994 to March 31, 1995 was primarily due to the payoff of the loan secured by the Millwood property as part of the sale on March 28, 1995.

          The balance of notes payable-unsecured of $7,000 at December 31, 1994 represented a loan relating to the energy conserving lighting at the Millwood Estates Apartments which was written-off as a result of the sale of the property.

          Accrued expenses increased approximately $128,000 from $247,000 at December 31, 1994 to $375,000 at March 31, 1995 due to an increase in accrued property taxes. Property taxes for the Partnership are primarily paid in the fourth quarter.

          The payable to affiliate balance of $312,000 at March 31, 1995 represents the 3% property disposition fee payable to an affiliate of the general partner for the Millwood sale (as discussed in Note 4 of the Notes to Financial Statements). The fee was paid on April 5, 1995.

          Management's ongoing business plan for the Partnership is to preserve capital, reduce debt and rebuild reserves. Management has already successfully restructured the Partnership's deferred interest debt which has lowered interest expense and stabilized payments through the loan terms. By restructuring and/or reducing debt, building reserves, suspending distributions, and prudent day to day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

          Results of Operations
          ----------------------
          Operating revenues of $2,535,000 for the three month period ending March 31, 1995 did not change significantly, a decrease of 1%, from revenues of $2,565,000 for the same three month period in 1994.

          Operating expenses of $1,592,000 for the three month period ending March 31, 1995 did not change significantly, a decrease of 2%, from expenses of $1,628,000 for the same three month period in 1994.

          General and administrative expenses decreased by $16,000 or 10% from $154,000 for the three month period ended March 31, 1994, to $138,000 for the same period in 1995 due to decreases in overhead allocated to the Partnership, legal costs and investor relations expenses.

          LAKE MEAD ESTATES:

          Lake Mead Estates was 97% and 98% occupied at March 31, 1995 and 1994, respectively. The property's Clark county economy experienced a slow-down during the early 90's but stabilized during 1993. Lower interest rates attracted first time home buyers from rental housing and the local defense industry has been down-sizing due to cut-backs. Despite these conditions, management has kept occupancy above 90% and raised average rental rates without jeopardizing occupancy by offering clean, well maintained facilities, a supportive staff and a strong resident retention program. Demand for off-base housing from the military sector is predicted to increase in 1995 and management anticipates continued high occupancy with special incentives for new tenants. The property has provided positive cash flow for the Partnership so far during 1995 after making debt service payments and capital improvements.

          REGENCY RESIDENCE:

          Regency Residence was 73% and 84% occupied at March 31, 1995 and March 31, 1994, respectively. The property's local economy has been moderately active since 1991. The property's grounds are well maintained and the residence offers excellent amenities compared to those of it's competitors. The original business plan and proforma tenant mix was undermined by the inability to attract a larger base of financially stable, active residents with a minimum of living assistance needs. The actual tenant mix has been predominantly those with lower incomes requiring full-care in the 74 to 80+ age range. During 1993, the residence was partially renovated and management has been striving to attract it's originally targeted market while attending to the current tenant mix needs.

          The property originally operated under a seller's income warranty which provided the Partnership with annualized income of $1,082,700 through September 30, 1991. The property was encumbered by a deferred interest loan which, in mid-1992, was restructured at a lower interest rate and, as of August 1992, the Partnership began making monthly principal and interest installments. The scheduled monthly payments on this loan have been suspended and replaced with net cash flow payments in anticipation of the property being given back to the lender as a deed-in-lieu of foreclosure (as discussed in Note 6 of the Notes to Financial Statements). The last scheduled monthly payment made on this note was in November 1994. The Partnership recorded a write-down in the amount of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          BRYANT LAKE PHASES I AND II:

          Bryant Lake Phases I and II was 100% leased at March 31, 1995 and 1994. The next lease expiration date is March 1996. The property is not encumbered by debt and has provided positive cash flow to the Partnership so far in 1995.

          BRYANT LAKE PHASE III:

          Bryant Lake Phase III was 96% occupied at March 31, 1995 compared to 94% as of March 31, 1994. Management is currently negotiating a renewal with a tenant that occupies 7,502 square feet. The next lease expirations are in December 1995. The property has provided positive cash flow for the Partnership so far during 1995 after debt service payments.

          COUNTRY SUITES BY CARLSON - MEMPHIS:

          Country Suites By Carlson - Memphis year-to-date occupancy was 72% as of March 31, 1995, compared to 75% as of March 31, 1994. The hotel maintained its share of the market with a slight increase in average rental rates. Average daily room rates increased from $50.65 to $51.53 when comparing the three month period ended March 31, 1994 to 1995, respectively.

          During 1993, $156,300 in capital improvements were invested to improve the building's appearance and attract and maintain corporate accounts. In addition, a new computer system was installed to accommodate the industry's most sophisticated reservations processing capabilities.

          Marketing efforts have focused on account development in the commercial business segments including small local companies and contracts with larger nation-wide firms. Business from the government /military sector also continued to provide a strong revenue base for the hotel, as did a sector of transient guests (guests who stay from one to five days) who account for higher rated business.

          The hotel was encumbered by a deferred interest loan which, in mid-1992, was restructured at a lower interest rate and as of August 1992, the Partnership began making monthly principal and interest installments. The hotel has provided positive cash flow for the Partnership so far during 1995, after making debt service payments and capital improvements.

          COUNTRY SUITES BY CARLSON - TEMPE:

          The hotel's average occupancy for the three months ended March 31, 1995 and March 31, 1994, was 89%. The average daily room rate, however, increased sharply from $49.89 at March 31, 1994 to $58.47 at March 31, 1995. This increase is attributable to the maturation of the franchise reservation system, which earns higher-rated business.

          Marketing efforts continued to focus on the tour groups while developing commercial accounts for non-tourist seasons. (Tour group revenue is the single largest contributor to room revenue in 1995). The hotel's connection with the Country Suites By Carlson franchise affiliates it with a well established suite hotel chain, which should gradually elevate occupancy through referral services and accelerate national recognition.
          Significant capital improvements were completed in 1993 to improve the image of the building and bring the property up to the new franchise standards.

          The hotel was also encumbered by deferred interest debt which was restructured at a lower interest rate in mid-1992 and effective August 1992, the Partnership began making monthly principal and interest payments. The hotel has provided positive cash flow for the Partnership so far during 1995, after making debt service payments and capital improvements.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         None.

                    (b) No reports on Form 8-K were filed during the period ended March 31, 1995.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OUTLOOK INCOME FUND 9,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By: Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: May 12, 1995               By:
                                               Andrew Batinovich
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Director







                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OUTLOOK INCOME FUND 9,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By: Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: May 12, 1995               By: /s/ Andrew Batinovich
                                               ----------------------------
                                               Andrew Batinovich
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Director

































                                    Page 18 of 18