Form 10-Q
period 1995-06-30
OUTLOOK INCOME FUND 9
filed 1995-08-14
CIK 801449

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

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

                                  Yes  X     No
                                      ----      ----
          Total number of units outstanding as of June 30, 1995: 35,742,572

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                                 June 30,     December 31,
          Assets                                   1995           1994
          -------                               -----------   ------------
          Real estate investments, at cost:
            Land                                $  4,192       $  4,192
            Building and improvements             25,693         25,510
                                                 --------       --------
                                                  29,885         29,702
            Less accumulated depreciation         (9,013)        (8,479)
                                                 --------       --------
                Net real estate investments       20,872         21,223

          Property held for sale, net                  -          9,282
          Property held pending foreclosure,
           net                                         -          3,591
          Cash and cash equivalents                  274            801
          Notes receivable                         2,000          2,000
          Accounts receivable, net                   162             87
          Prepaid expenses and other assets          197            280
          Deferred financing costs and other
            fees (net of accumulated
            amortization of $1,083 and
            $1,014 in 1995 and 1994,
            respectively)                            704          1,015
                                                 --------       --------
                  Total assets                  $ 24,209       $ 38,279
                                                 ========       ========















                                     (continued)

                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Balance Sheets - continued
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                                 June 30,     December 31,
                                                   1995           1994
                                                -----------    -----------
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Notes payable - secured               $ 14,900       $ 26,076
          Participating notes:
            Notes issued and outstanding           4,915          5,229
            Accrued interest, thereon              4,601          4,582
            Less: Notes held in trust             (2,656)          (544)
                  Accrued interest, thereon       (2,458)          (413)
                                                 --------       --------
              Net due to outside holders           4,402          8,854


          Note payable - unsecured                     -              7
          Accrued interest payable                   694            785
          Accounts payable                           116            152
          Accrued expenses                           390            247
          Deferred income and security
           deposits                                   74            134
                                                 --------       --------
              Total liabilities                   20,576         36,255

          Partners' equity (deficit):
            General Partner                         (391)          (407)
            Limited Partners, 35,742,572
              Equity Units outstanding             4,024          2,431
                                                 --------       --------
                Total partners' equity             3,633          2,024
                                                 --------       --------
                  Total liabilities and
                   partners' equity             $ 24,209       $ 38,279
                                                 ========       ========














                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Six months ended      Three months ended
                                            June 30,               June 30,
                                         1995      1994         1995      1994
                                       ------     ------      ------     ------
     Revenues:
       Operating                      $ 4,357    $ 5,066     $ 1,822    $ 2,489
       Interest and other                 231        197         101         81
                                       ------     ------      ------     ------
          Total revenues                4,588      5,263       1,923      2,570
                                       ------     ------      ------     ------
     Expenses:
       Operating (including $1,193 and
        $1,340 paid to affiliates in
        the six months ended June 30,
        1995 and 1994, respectively)    2,885      3,289       1,293      1,661
       General and administrative
        (including $229 and $246 paid
        to affiliates in the six
        months ended June 30, 1995
        and 1994, respectively)           290        298         152        144
       Depreciation and amortization      863        909         399        454
       Interest                         1,221      1,545         477        771
                                       ------     ------      ------     ------
          Total expenses                5,259      6,041       2,321      3,030
                                       ------     ------      ------     ------

     Loss before extraordinary items     (671)      (778)       (398)      (460)

     Extraordinary items:
       Gain on sale of assets             155          -           -          -
       Gain on deed-in-lieu of
        foreclosure                       196          -         196          -
       Gain from Participating Notes
        purchased                       1,929          -          21          -
                                        ------     ------      ------     ------
        Total extraordinary items       2,280          -         217          -

     Net income (loss)                $ 1,609     $ (778)     $ (181)    $ (460)
                                        ======     ======      ======     ======
     Net income (loss) per Equity
       Unit                           $  0.04     $(0.02)     $(0.01)    $(0.01)
                                        ======     ======      ======     ======

     Distributions per equity unit    $     -     $    -      $     -    $    -
                                        ======     ======      ======     ======



                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)



                                                               Total
                                      General     Limited    Partners'
                                      Partner    Partners     Equity
                                     --------    --------    --------

     Balance at December 31, 1993   $   (378)   $  5,295    $  4,917

     Net loss                             (8)       (770)       (778)
                                     --------    --------    --------

     Balance at June 30, 1994       $   (386)   $  4,525    $  4,139
                                     ========    ========    ========


     Balance at December 31, 1994   $   (407)   $  2,431    $  2,024

     Net income                           16       1,593       1,609
                                     --------    --------    --------

     Balance at June 30, 1995       $   (391)   $  4,024    $  3,633
                                     ========    ========    ========























                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                               Six months ended
                                                                   June 30,
                                                              ------------------
                                                                1995      1994
                                                              ------    ------
     Cash flows provided by operating activities:
       Net income (loss)                                    $  1,609  $  (778)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                          863       909
         Gain on sale of asset                                 (155)        -
         Gain on deed-in-lieu of foreclosure                   (196)        -
         Gain from Participating Notes purchased             (1,929)        -
     Changes in assets and liabilities:
         Accounts receivable                                    (75)      (46)
         Prepaid expenses and other assets                       83         7
         Deferred financing and other fees                      136       (76)
         Accounts payable                                       (36)        -
         Accrued expenses                                       143      (104)
         Accrued interest payable                               107       308
         Deferred income and security deposits                  (60)        3
                                                            --------  --------
     Net cash provided by operating activities                  490       223
                                                            --------  --------
     Cash flows provided by (used for) investing activities:
         Acquisitions of and additions to real estate          (199)     (299)
         Proceeds from sale of Millwood                       9,549         -
                                                            --------  --------
       Net cash provided by (used for) investing activities   9,350      (299)
                                                            --------  --------
     Cash flows provided by (used for) financing activities:
       Notes payable principal payments                      (7,639)     (347)
       Repayment of unsecured notes payable                  (2,007)       (2)
       Borrowings on unsecured notes payable                  2,000         -
       Payment of Participating Notes and accrued
         interest from Millwood sale                           (609)        -
       Buy-back of Participating Note units - discounted     (2,112)        -
                                                            --------  --------
         Net cash used for financing activities             (10,097)     (349)
                                                            --------  --------
     Net decrease in cash and cash equivalents                 (527)     (425)

     Cash and cash equivalents at beginning of period           801     1,375
                                                            --------  --------
     Cash and cash equivalents at end of period             $   274     $ 950
                                                            ========  ========

     Supplemental disclosure of cash flow information:
       Cash paid for interest                             $   1,194  $  1,036
                                                            ========  ========


                                   -continued-

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)


     Supplemental disclosure of noncash transactions:
        Reduction of accrued interest payable resulting from
        purchase of Participating Notes at discount         $ 1,929   $     -
                                                            ========  ========
        Reduction of real estate investments resulting
        from a deed-in-lieu of foreclosure                  $ 3,718   $     -
                                                            ========  ========
        Reduction of note payable resulting from a
        deed-in-lieu of foreclosure                         $ 3,537   $     -
                                                            ========  ========








































                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, A California Limited Partnership (the "Partnership"), as of June 30, 1995 and December 31, 1994, and the related statements of operations for the six and three months ended June 30, 1995 and 1994, and the changes in partners' equity and cash flows for the six months ended June 30, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation and Glenborough Hotel Group ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for management services. Included in operating expenses for the six months ended June 30, 1995 and 1994, are the following amounts paid to Glenborough:

                                              1995       1994
                                           --------    --------
          Property management fees         $ 90,500   $ 118,200
          Property salaries (reimbursed)    101,900     186,700
          Hotel management fees             135,900     141,200
          Hotel salaries (reimbursed)       865,100     893,500

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $229,100 and $236,100 by the Partnership for such expenses during the six months ended June 30, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

          In addition, in accordance with the Partnership Agreement, the Partnership paid Glenborough a transaction fee in January 1994 of $9,500 for negotiating the October 1993 financing in the form of a first deed of trust note secured by Branford Business Park. Such expense is included in general and administrative expenses.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          The Partnership paid Glenborough Corporation a 3% property disposition fee in the amount of $312,000 for the Millwood sale (discussed in Note 4). The fee was computed in accordance with the partnership agreement and was included in the net gain on sale of assets.

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

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 5). After closing costs and the payoff of the two notes, the Partnership netted cash proceeds in the amount of $152,300. The Partnership recognized a gain on sale  on  its  1995 Statement  of  Operations  in  the amount  of
          $155,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 5.   PARTICIPATING NOTES
                    --------------------
          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 46% of the Noteholders accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On February 15, 1995, the Partnership repurchased approximately $2,190,000 in principal of the Participating Notes with accrued interest of approximately $1,908,000 for a total purchase price of $2,190,000 with the proceeds from a $2,000,000 short-term loan. By June 30, 1995, some of the Noteholders who originally accepted the Offer declined it. Therefore, the final amount of repurchased Participating Notes at June 30, 1995 was $2,112,000. Accrued interest on these Notes amounted to $1,929,000. The accrued interest equated to the discount, since the noteholders who accepted the Offer received the principal amount of their original note without any of the deferred interest accrued to date. The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

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

          On June 9, 1995, the Partnership paid $609,000 ($314,000 of Participating Notes principal with accrued interest in the amount of $295,000) to the Noteholders as a result of the sale of

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Millwood Estates  in  accordance  with  the  Participating  Notes
          Indenture.    Due   to  cash  constraints   experienced  by   the
          Partnership, $279,300 was accrued and payable at June 30, 1995.

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "second Offer") to the remaining Noteholders. The second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (ie. the purchase price for each Note will be $1.35 compared to an approximate current Note and accrued interest value of $1.95). The second Offer is contingent upon the Partnership's ability to raise the funds necessary from the sale of properties for the repurchase. The Partnership reserves the right to repurchase only some of the Notes or not to repurchase any Notes, depending upon the amount of Noteholders who accept the second Offer and the price at which the Partnership is able to sell the properties. The second Offer expires October 31, 1995, but the Partnership retains the right to extend the expiration to December 31, 1995.

          Note 6.   PROPERTY HELD PENDING FORECLOSURE
                    ---------------------------------
          Based on the continued low occupancy due to market saturation, and the property's inability to meet debt service payments, management negotiated a deed-in-lieu of foreclosure with the lender on the Regency Residence property. The Partnership paid all net cash flow (defined as all income collected less operating expenses) to the lender from November 1994 until title to the property passed on May 26, 1995. The principal balance of the note secured by the property on May 26, 1995 was $3,537,000, with accrued interest in the amount of $98,700.

          The Partnership recorded a write-down of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          The Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $196,000 primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

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

          Distributions were paid by the Partnership through the first quarter of 1991. But the Partnership had historically paid more in distributions than it earned, and had depleted its reserves. Since 1991, management has been striving to reduce debt and rebuild reserves to a level of at least $2,000,000. At this time, management is unable to predict when distributions will resume.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 46% of the Noteholders accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On February 15, 1995, the Partnership repurchased approximately $2,190,000 in principal of the Participating Notes with accrued interest of approximately $1,908,000 for a total purchase price of $2,190,000 with the proceeds from a $2,000,000 short-term loan. By June 30, 1995, some of the Noteholders who originally accepted the Offer declined it. Therefore, the final amount of repurchased Participating Notes at June 30, 1995 was $2,112,000. Accrued interest on these Notes amounted to $1,929,000. The accrued interest equated to the discount, since the noteholders who accepted the offer received the principal amount of their original note without any of the deferred interest accrued to date (see Note 5 of the Notes to Financial Statements). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The notes and accrued interest will be held in trust for the benefit of the Partnership.

          On January 27, 1995, the Partnership borrowed $2,000,000 from an unaffiliated lender (guaranteed by the General Partner) to facilitate the repurchase of Notes as discussed above. Since the Partnership was relying on the proceeds from the sale of a property to fund the repurchase of the Notes, but such funds would not be available until the sale of Millwood Estates, the

          Partnership borrowed the money necessary to facilitate the purchase in order to meet the deadline required by the Offer. The loan required interest-only payments at a variable interest rate (11% at March 28, 1995) and matured June 26, 1995. However, the loan was paid off on March 28, 1995 with a portion of the proceeds from the sale of Millwood Estates Apartments (discussed in Note 4 of the Notes to Financial Statements).

          In anticipation of the Regency Residence property being given to the bank by a deed-in-lieu of foreclosure as discussed in Note 6 of the Notes to Financial Statements, the Partnership recorded a net realizable value reserve in the amount of $835,900 at December 31, 1994 and reclassed the net book value to "Property held pending foreclosure, net" on the Partnership's balance sheet. The realizable value reserve brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property. Title to the property passed to the lender on May 26, 1995 (see Note 6 of the Notes to Financial Statements).

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 5 of the Notes to Financial
          Statements). In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

          Accounts receivable at June 30, 1995 increased $75,000 to $162,000 from $87,000 at December 31, 1994 due primarily to an increase in accounts receivable at the Memphis and Tempe properties associated with tour groups which accounted for a large percentage of occupancy at the properties. Management expects full collection of these receivables and payments are currently being made on the accounts.

          Prepaid expenses and other assets decreased $83,000 from December 31, 1994 to June 30, 1995 primarily due to payments from property tax and insurance impound accounts which are required by two lenders who hold the notes secured by the Lake Mead and Bryant Lake properties. Property taxes for these properties are primarily due in the second and fourth quarter of each calendar year.

          Deferred financing costs and other fees decreased by approximately $311,000 from December 31, 1994 to June 30, 1995 as a result of the amortization of costs and the sale of Millwood Estates Apartments. Net loan fees in the amount of $193,000 relating to the Millwood loan were written-off as a result of the sale of the property.

          The $11,176,000 decrease in notes payable-secured from December 31, 1994 to June 30, 1995 was primarily due to the payoff of the loan secured by the Millwood property in the amount of $7,618,000 as part of the sale on March 28, 1995 and the write-off of the debt associated with the Regency Residence property deed-in-lieu of foreclosure on May 26, 1995 in the amount of $3,537,000.

          Accrued expenses increased approximately $143,000 from $247,000 at December 31, 1994 to $390,000 at June 30, 1995 due to an accrual in the amount of $279,300 associated with the payment of Participating Notes and relating accrued interest as a result of the Millwood sale (as discussed in Note 5 of the Notes to Financial Statements), partially offset by a decrease in accrued property taxes.

          Management's ongoing business plan for the Partnership is to preserve capital, reduce debt and rebuild reserves. Management has already successfully restructured the Partnership's deferred interest debt which has lowered interest expense and stabilized payments through the loan terms and paid down the Participating Notes at a discount. By restructuring and/or reducing debt, building reserves, suspending distributions, and prudent day to day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

          Results of Operations
          ----------------------
          Operating revenues of $4,357,000 for the six month period ending June 30, 1995 decreased $709,000 compared to the six month period ending June 30, 1994 primarily as a result of decreased revenue resulting from the disposition of the Millwood and Regency Residence properties which accounted for a $505,000 and $194,000 decrease, respectively. Occupancies of the Partnership's remaining properties did not vary significantly from June 30, 1994 to June 30, 1995.

          Following is a comparison of occupancy (and average daily room rate for the hotels) of the properties currently owned by the
          Partnership:

                                                 Occupancy Level
                                                   Percentage
                                               ------------------
                                              June 30,     June 30,
                                                1995         1994
                                              ---------   ---------
          Lake Mead Estates                      91%         99%
          Bryant Lake Phases I and II           100%         100%
          Bryant Lake Phase III                  99%         91%
          Country Suites - Memphis               72%         77%
               Average Daily Room Rate         $52.58       $52.37
          Country Suites - Tempe                 89%         87%
               Average Daily Room Rate         $53.04       $46.93


          Operating expenses of $2,885,000 for the six month period ending June 30, 1995 decreased $404,000 compared to the six month period ending June 30, 1994 primarily as a result of decreased expenses resulting from the disposition of the Millwood and Regency Residence properties which accounted for a $185,000 and $191,000 decrease, respectively.

          The decrease in depreciation and amortization of $46,000 from June 30, 1994 to June 30, 1995 is a result of the decrease in depreciable assets relating to the disposition of the Millwood and Regency Residence properties.

          The decrease in interest expense of $324,000 from June 30, 1994 to June 30, 1995 is a result of the disposition of the Millwood and Regency Residence properties which accounted for a $188,000 and $54,000 decrease, respectively. In addition, $82,000 of the decrease relates to the repurchase of the Participating Notes by the Partnership.

          As discussed in Note 4 of the Notes to Financial Statements, the sale of Millwood Estates resulted in a gain of $155,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 6 of the Notes to Financial Statements, the Regency Residence deed-in-lieu of foreclosure resulted in a gain of $196,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 5 of the Notes to Financial Statements, the repurchase of Participating Notes and the forgiveness of the related accrued interest resulted in a gain of $1,929,000 and is included on the Partnership's 1995 statement of operations.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         None.

                    (b)  Reports on Form 8-K

                         On June  13, 1995, the Partnership  filed a report
          on Form 8-K reporting the sale of Millwood Estates on March 28, 1995.

                         On June 19, 1995, the Partnership file a report of Form 8-K reporting the deed-in-lieu of foreclosure for the Regency Residence property on May 26,
          1995.

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


                                       OUTLOOK INCOME FUND 9,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By: Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: August 11, 1995            By: /s/ Andrew Batinovich
                                               ----------------------------
                                               Andrew Batinovich
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Director