Form 10-Q/A
period 1995-03-31
OUTLOOK INCOME FUND 9
filed 1995-08-28
CIK 801449

FORM 10-Q/A

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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                              Three months ended
                                                                  March 31,
                                                           ------------------
                                                                1995      1994
                                                              ------    ------
     Cash flows provided by (used for) operating activities:
       Net income (loss)                                    $  1,790  $  (318)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                          464       455
         Gain on sale of assets                                (155)        -
         Gain from Participating Notes purchased             (1,908)        -
     Changes in assets and liabilities:
         Accounts receivable                                    (64)      (34)
         Prepaid expenses and other assets                      (48)     (199)
         Deferred financing and other fees                      148       (66)
         Accounts payable                                         2        64
         Accrued expenses                                       128       (67)
         Payable to affiliate                                   312         -
         Accrued interest payable                                74       152
         Deferred income and security deposits                  (63)        4
                                                            --------  --------
     Net cash provided by (used for) operating activities       680        (9)
                                                            --------  --------
     Investing activities:
         Acquisitions of and additions to real estate           (75)     (173)
         Proceeds from sale of Millwood                       9,349         -
                                                            --------  --------
       Net cash provided by (used for) financing activities   9,274      (173)
                                                            --------  --------

     Cash flows provided by (used for) financing activities:
       Notes payable principal payments                      (7,618)      (48)
       Repayment of unsecurd note payable                    (2,007)        -
       Borrowings on unsecured notes payable                  2,000         -
       Unsecured note payable                                     -        (1)
       Buy-back of Participating Note units - discounted     (2,190)        -
                                                            --------  --------
         Net cash used for financing activities              (9,815)      (49)
                                                            --------  --------
     Net increase (decrease) in cash and cash equivalents       139      (231)

     Cash and cash equivalents at beginning of period           801     1,375
                                                            --------  --------
     Cash and cash equivalents at end of period             $   940   $ 1,144
                                                            ========  ========
     Supplemental disclosure of cash flow information:
       Cash paid for interest                               $   643   $   623
                                                            ========  ========
     Supplemental disclosure of noncash transactions:
       Reduction of accrued intrest payable resulting from
       purchase of Participating Notes at discount          $ 1,908   $     -
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