Form 10-K/A
period 1994-12-31
OUTLOOK INCOME FUND 9
filed 1995-09-20
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the year ended December 31, 1994
                                          OR

          [   ]   TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from ________to_________

                           Commission file number:  0-15837

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    California                            33-0202964
         ---------------------------------          ---------------------
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

       400 South El Camino Real, Suite 1100               94402-1708
      --------------------------------------           ----------------
               San Mateo, California                      (Zip Code)
     (Address of principal executive offices)

         Partnership's telephone number, including area code: (415) 343-9300
           Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                       ----------------------------------------
                                   (Title of class)

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X        No
                                    -----    -----

          No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE: None

                                        PART I

          Item 1.   Business

          The Partnership, Outlook Income Fund 9, was formed on August 29, 1986 as a limited partnership under the California Revised Limited Partnership Act. The Partnership's public offering commenced on January 12, 1987 and concluded on January 11, 1988, having raised a total of $40,971,400, of which $5,228,800 was raised from the sale of Participating Notes. These totals include the proceeds of the private sale of notes to the former general partner in the amount of $543,500. The Partnership's operations began on March 5, 1987, the date when impound requirements were met. The former general partner of the Partnership was Outlook Financial Partners, a California general partnership. On May 8, 1992, Glenborough Realty Corporation, as Managing General Partner, and Robert Batinovich, as co-General Partner, (collectively "Glenborough" or the "General Partner") were substituted as the general partners following the May 1, 1992 receipt of consents from limited partners owning a majority in interest of the outstanding limited partner units. With limited exceptions, Glenborough has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets.

          The Partnership's primary business is to invest in and operate existing income-producing properties (or interests therein), which are expected to generate cash from rentals in excess of that required to meet the operating expenses of the respective properties, as well as the expenses of the Partnership.

          The  Partnership  sold  units  of  limited  partnership  interest
          ("Equity Units") and Participating Notes with income deferred ("Notes"). The Notes are nonrecourse, unsecured obligations of the Partnership. The Notes bear stated interest at the rate of 12% per annum, noncompounded, and all payments of interest will be deferred until the date of maturity of the Notes (December 31, 1997, or a date not later than December 31, 1998 if the General Partner extends the maturity date) or the sale or refinancing of the Partnership's properties. The holders of the Notes are entitled to receive contingent interest if, after the sale of all of the Partnership's properties, the Partnership has met certain earnings tests. In addition to the proceeds from the sale of the Notes, the Partnership has borrowed funds from both affiliated and unrelated lenders. The total indebtedness of the
          Partnership, including the Notes and accrued interest to the latest possible maturity date (excluding contingent interest) and any third-party financing which is secured by liens on the Partnership's properties, may not exceed 85% of the aggregate purchase price of properties which have not been refinanced plus 85% of the aggregate fair market value as determined by the lender as to all properties which have been refinanced, plus certain reserves.

          On June 15, 1993, the Partnership purchased the Participating Notes ($545,300) and accrued interest thereon ($309,800), held by the former general partner, for $425,000. The difference between the carrying value of the liabilities to the former general partner and the purchase price has been recorded as an extraordinary gain in the Partnership's 1993 consolidated statement of operations. The Notes and accrued interest thereon are being held in trust for the benefit of the Partnership.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer is contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994, but was extended an additional 60 days. If the properties are sold, noteholders who accept the Offer will receive the principal amount of their original Note without any of the deferred interest accrued to date. Approximately 46% of the Noteholders have accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On January 31, 1995, subsequent to the Partnership's year end, approximately $2,159,048 in principal of the Participating Notes with accrued interest estimating approximately $1,943,000 was repurchased at a significant discount by the Partnership with the proceeds from a $2,000,000 short-term loan. The accrued interest on these Notes equates to the discount, since the noteholders who accepted the offer receive the principal amount of their original note without any of the deferred interest accrued to date (see Note 9 of the Notes to Financial Statements).

          The General Partners have filed with the Securities and Exchange Commission a Registration Statement proposing a consolidation by merger of several entities, not including the Partnership. However, the Registration Statement discloses that, if the merger is completed, the merged entity intends to purchase from the Partnership the Memphis and Tempe hotel properties for a purchase price of $8.7 million, subject to the General Partners obtaining the approval of a majority of the limited partner voting interests in the Partnership.

          Competition
          -----------

          The Managing General Partner believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although the Managing General Partner believes the Partnership Properties are competitive with comparable properties as to those factors within the Partnership's control, continued over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the Properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its Properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated or restructure a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

          Working Capital
          ---------------

          The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

          Other Factors

          Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership. Although asbestos was found in the acoustical ceiling spray in the offices at one of the Partnership's commercial properties, the level was within complete compliance with applicable law and management is in the process of removing it.

          The Partnership  does not directly  employ any individuals.   All
          regular employees rendering services on behalf of the Partnership are employees of Glenborough or its affiliates.

          The business of  the Partnership  to date has  involved only  one
          industry segment.   The Partnership has no foreign operations and
          the business of the Partnership is not seasonal.

          Item 2.   Properties

          At December 31, 1994, the Partnership had interests in the following properties:

          Lake Mead Estates Apartments
          ----------------------------

          On April 30, 1987, the Partnership acquired its first property, Lake Mead Estates, a 160-unit apartment complex located at 2068 North Nellis Boulevard, Las Vegas, Clark County, Nevada. The property is situated on one of Las Vegas's major north/south arteries providing a direct route between the city center and Nellis Air Force Base, southern Nevada's largest employer. Total consideration of $5,912,400 was paid in cash.

          The property was completed in October 1986 and consists of ten wood frame and stucco two-story buildings. The property contains 40 one-bedroom, one-bath units of 633 square feet each, and 120 two-bedroom, two-bath units of 919 square feet. Each unit has a balcony, air conditioning, frost-free refrigerator, and washer/dryer. Common areas include: a swimming pool and spa, exercise room, picnic/barbecue area, basketball and volleyball courts, and a separate children's play area. Each unit is assigned a carport for parking.

          The Clark County economy experienced a slow-down during the early 90's due to the effects of the recession. Lower interest rates attracted first time home buyers away from apartment renting and the local defense department has been down-sizing due to cut-backs. Despite these conditions, occupancy has been maintained at or near mid-90% since 1991. Management has been able to increase rental rates without jeopardizing occupancy. According to telephone research conducted by the property manager for Lake Mead Estates Apartments, during fiscal year 1994, the average occupancy in Clark County was 96%, and the average occupancy for the property's competitive area has been estimated at approximately 97%. A 1995 forecast indicates a continuance of a very strong market due to the opening of a new hospital on the grounds of Nellis Air Force Base which will create an influx of personnel to the base. In addition, due to many base closures which resulted in the transfer of military personnel to Nellis Air Force Base, the need for housing in close proximity should continue to remain strong through 1995.

          The occupancy level at December 31, expressed as a percentage of the total apartments available for rent and the average rental rates for the apartments for the last five years were:

                                  1994     1993     1992     1991     1990
                                 -----    -----    -----    -----    -----
          Occupancy rate           98%      94%      96%      96%      90%

          Rental rate:
             One bedroom
              /one bath units     $482     $476     $462     $457     $455
             Two bedroom
              /two bath units     $585     $564     $546     $546     $553

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 2.635% based upon 100% of the assessed market value, resulting in annual taxes of approximately $53,000.
          On September 19, 1988, the Partnership obtained a loan from American National Insurance Company in the original amount of $4,000,000, secured by a note and first deed of trust secured by the property. The note requires monthly principal and interest payments of $34,000 at an annual interest rate of 9.625% and matures on October 1, 2018. At December 31, 1994, the outstanding balance of the note was $3,807,372.

          Regency Residence Apartments
          ----------------------------

          On  September   30,  1987,   the  Partnership   acquired  Regency
          Residence, an adult congregate living facility for retired persons, located at 6711 Embassy Boulevard, in Port Richey, a suburb of Tampa in Pasco County, Florida. The property is situated one block east of Highway 19, a major north/south artery to and from the Tampa/St. Petersburg metropolitan area. Total consideration of $10,280,600 was paid in cash. The total includes $2,343,000 paid for an income warranty which provided for a specified minimum quarterly income from the property during the warranty period which expired September 30, 1991. All amounts were paid in full as of January 31, 1992. For the year ended December 31, 1991 the Partnership recorded $873,900 under the warranty. The cost basis of the property was reduced accordingly.

          The property was completed in April 1987, and consists of one three-story wood frame, stucco exterior building, containing 136 separate living units and extensive common area facilities, including a full-service restaurant, barber/beauty salon, chapel, medical examination room, country store and a reading/music room. Each apartment contains a full kitchen, wall-to-wall carpeting, walk-in closet, and air conditioning. Amenities are geared toward mature residents and include "grab bars" in the bathrooms, medical alert systems, fire sprinklers and TV-monitored common areas. The property contains 100 one-bedroom, one-bath units of approximately 660 square feet each and 36 two-bedroom, two-bath units of approximately 850 square feet each.

          West Pasco County economic growth has been moderately active since 1991. Management keeps the property's interior and exterior grounds well maintained, fully equipped with modern amenities, on-site dining, leisure and medical facilities and the property is optimally located near the airport, shopping and two hospitals. However, the success of the property has been only partly affected by the immediate market conditions and mostly by its strategic placement within the residential retirement market. The pro forma tenant mix included a large base of financially established senior residents in the 65 to 75 age category with a minimum of needs for living assistance. These original plans had been undermined by a larger mix of low income, full-care residents who were mostly need based and in the 74 to 80+ age category. Management has been repositioning itself within the market as an "independent living community" by targeting its original tenant mix through advertisement, new activities and renovation. In addition, management has been responding to the needs of the current tenant mix.

          During 1993, a total of $142,200 in capital improvements was invested in renovation activities including interior and exterior painting, carpet and flooring replacement, and replacement of soft goods used throughout the facilities. Also, major repairs were made to the building's roof as a result of 1992 storm damage. During 1994, the renovation was completed.

          The property was 79% occupied at year end 1994 which is below average occupancies of 90% and 100% quoted by the two main competitors in the area (according to telephone research conducted by the Regency Residence property manager). The property's rates are in line with market rates where competition quoted rental ranges from $950 to $1,500 for one to two bedroom units with housekeeping, utilities and one meal per day (according to telephone research conducted by the property manager).

          The occupancy level at December 31, expressed as a percentage of the total apartments available for rent, and the average rental rates for the various sized apartments for the last five years were:

                             1994       1993      1992       1991     1990
                             -----      -----     -----     ------   ------

          Occupancy rate     79%        86%        82%        83%      75%

          Average rental rates:
          One bedroom
           /one bath
           units           $1,145   $1,125   $900-1,125   $900-1,475 $1,290
          Two bedroom
           /two bath
           units           $1,395   $1,175 $1,000-1,525 $1,200-1,725 $1,540

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 2.146% based upon 100% of the assessed market value, resulting in annual taxes of approximately $88,500. Personal property taxes of $6,100 were also paid in 1994.

          The property is owned by the Partnership in fee, subject to a note and first deed of trust in the original amount of $2,470,000 payable to GLENFED Service Corporation. In July 1992, the Partnership negotiated a restructure of the original note. The new note bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $29,000 until maturity at July 1, 1999, when all principal and interest will be due and payable. The outstanding principal balance of the restructured note at December 31, 1994, was $3,538,986. The scheduled monthly payments on this loan have been suspended and replaced with net cash flow payments in anticipation of the property being given back to the lender as a deed-in-lieu of foreclosure (as discussed in Note 3 of the Notes to Financial Statements). The last scheduled monthly payment made on this note was in November 1994. In addition, the Partnership recorded a write-down of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          Millwood Estates Apartments
          ---------------------------
          On December 2, 1987, the Partnership acquired the Millwood Estates Apartments, a 300-unit luxury apartment complex located at 508 164th St. S. W., Lynnwood, Washington. Lynnwood is located just north of Seattle in southern Snohomish County with immediate freeway access to Interstate 5. Total consideration of $11,591,100 was comprised of a cash investment of $3,591,100 and an all-inclusive note and first deed of trust to the seller in the original amount of $8,000,000.

          The property was completed in July 1987, and consists of fourteen two-and-one-half story buildings of wood frame construction with cedar siding and pitched composition roofs. The design and layout of the buildings allows for separate adult and family sections. Landscaped courtyards accommodate two swimming pools, one indoor and one outdoor, with jacuzzi. Other amenities include a basketball gymnasium, saunas, suntan beds, sport court and a fully equipped exercise room.

          The 300 units are divided into five different floor plans as outlined below.
                                            Average
          Unit Type                     Square Footage      No. of Units
          ----------                    --------------      ------------

          Studio                            618                 24
          1 bedroom/1 bath                  720                 72
          2 bedroom/1 bath                  875                 78
          2 bedroom/2 bath                  958                 90
          3 bedroom/2 bath                1,288                 36
                                                             -----
                                                               300

          All units feature patios or balconies and are individually metered for electricity. Individual unit amenity packages include outdoor storage, frost-free refrigerator, range with continuous cleaning oven, dishwasher, garbage disposal, fireplace and washer and dryer.

          The Lynnwood and surrounding areas economies have experienced a moderate decline during the early 90's with reduced construction and development and the close of a local aircraft manufacturing plant. Interest rates decreased which attracted first time home buyers away from rental housing. Despite these conditions, management was able to keep turnover to a minimum (experienced mostly during mid-year) and average occupancy at year end 1993 was near the 1992 year end rate. Several new apartment complexes were completed in the last three years which offer more contemporary floor plans and more amenities. However, management offered superior recreational facilities, community activities, and an aggressive resident retention program to maintain occupancy.

          During  1993,   a  total  of   $53,500  was  invested   in  major
          landscaping, electrical re-work and common area walkway re-coating. In 1994, the landscaping project was completed along with gutter replacement and a seal coat of the parking lot for the property. Management plans to maintain the property's appearance and continue to offer on-site activities and resident retention programs to maintain occupancy.

          According to telephone research conducted by the Millwood Estates property manager, local competition reported average occupancies from 85% to 90% with average rental rates of $480 for studios, $518 for 1 bedroom/1 bath, $596 for 2 bedroom/1 bath, $628 for 2 bedroom/2 bath, and $750 for 3 bedroom/2 bath. The property's average occupancy rate and rental range was well within the market average and increased as the market allowed.

          The occupancy level at December 31, expressed as a percentage of the total apartments available for rent, and the average rental rates for the various sized apartments for the last five years were:

                                  1994     1993     1992    1991     1990
                                  -----    -----    -----   -----    -----
          Occupancy rate           92%      92%      96%     93%      94%

          Rental rates:
          Studio               $  471     $ 466    $ 451   $ 434   $ 424
          1 bedroom/1 bath        520       512      496     481     483
          2 bedroom/1 bath        608       598      566     554     553
          2 bedroom/2 bath        625       621      597     584     570
          3 bedroom/2 bath     740-760      748      747     739     732

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 1.268% based upon 100% of the assessed market value, resulting in annual taxes of approximately $182,000. Personal property taxes of $3,400 were also paid in 1994.

          In August 1993, management took advantage of an incentive offered by the local public utility district to install energy conserving lighting throughout the property valued at $37,300, discounted at a cost of $11,800 in the form of an unsecured loan. The new lighting has reduced the amount of energy required by the property and, therefore, monthly utility expenses have been reduced. The unsecured loan in the original amount of $11,800 included a 5% fee, bears an annual interest rate of 3.20% and requires monthly principal and interest payments of $300 until the balance is zero. The balance as of December 31, 1994, was $6,500.

          Upon purchase  of  the  property,  the  Partnership  obtained  an existing note and first deed of trust in the amount of $8,000,000. In June of 1988, the note matured and was replaced by a new loan in the original amount of $8,000,000, also secured by a first deed of trust on the property. The replacement note requires monthly principal and interest payments of $68,000 at a rate of 9.625% through July 2018, at which time all remaining principal and interest will be due and payable. The outstanding principal balance of the note at December 31, 1994 was $7,593,800.

          On March 28, 1995, subsequent to the Partnership's year end, this property was sold to an unaffiliated third party for a sales price of $9,724,300 less closing costs in the approximate amount of $30,000 with an estimated gain on sale of $450,000 (see Note 3 of the Notes to Financial Statements).

          Bryant Lake Business Center - Phases I & II
          -------------------------------------------

          On January 28, 1988, the Partnership acquired a ninety percent (90%) general partner interest in Bryant Lake Associates, Phases I and II, A California Limited Partnership (the "Joint Venture"), in order to acquire Phases I and II of the Bryant Lake Business Center, a business center located in Eden Prairie, Minnesota. Total consideration paid by the Partnership, in cash, was $4,890,000. On November 30, 1990, the Partnership purchased the 10% limited partnership interest for $180,000; $75,000 paid upon closing and $50,000 and $55,000 paid on January 31, 1991 and January 31, 1992, respectively. As a consequence of the purchase, the Joint Venture was dissolved and the assets and
          liabilities  of  the  Joint  Venture  were  transferred  to   the
          Partnership.
          The property consists of three single-story buildings totalling 80,011 square feet of office/showroom and office/warehouse space located on approximately 6.375 acres on Valley View Road near the intersection of Interstate Highway 494 and U.S. Highway 169-212 in Eden Prairie, Minnesota, a southeastern suburb of Minneapolis.

          The property was completed in two phases. Phase I, consisting of two buildings containing 60,757 rentable square feet, was completed in 1984. Phase II, consisting of one building containing 19,254 rentable square feet, was completed in 1985. The buildings each have brick facades with decorative metal accent features. All buildings have truck loading docks and are equipped with a fire sprinkler system.

          The Twin Cities area and its surrounding suburban economy has been characterized by diversity, stability and long term growth trends. Unemployment has been relatively low and industrial expansion has continued with moderation through the early 90's. Industrial and office market absorption had softened slightly since 1990 but tightened in 1992 after a recent wave of build-to-suit property construction.

          The property was 100% leased at year end 1994 with the next lease expiration occurring in March 1996. The property is in excellent physical condition and no capital improvements are planned for 1995.

          The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:

                           Occupancy Level          Average Annual
          Year               Percentage          Rent Per Square Foot
          ----             --------------        --------------------
          1994                  100%                     $6.48
          1993                   96%                      6.67
          1992                  100%                      6.48
          1991                   95%                      6.04
          1990                   91%                      4.61

          At December 31, 1994, annual rental rates ranged from $4.40 to $9.86 per square foot.

          Three tenants occupy greater than ten percent of the leasable space of the property. The principal provisions of their leases and the nature of the tenants' businesses are:
                                                                  Data
                                                               Collection
                                     Zytec       Vicom, Inc.  Systems, Inc.
                                     -----       ----------   -------------

          Nature of business       Office/lab     Office/        Office/
                                   warehouse      warehouse      computer
                                                                 systems

          Lease term               13 years       7 years        7 years

          Expiration date          9/30/97        12/31/96       3/31/01

          Square feet              25,796         13,815         19,300
          (% of total)             32%            17%            24%

          Annual rent              $161,999       $113,877       $91,675

          Rent increases           CPI            Fixed          Fixed
                                                  Increases      Increases

          Renewal options          1-3 year       None           1-5 year
                                   option                        option

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 6.307% based upon 100% of the assessed market value, resulting in annual taxes of approximately $184,700.

          As part of the 1990 workout of the Bryant Lake Phase III mortgage (see further discussion which follows), the lender received as additional security a first lien on the Bryant Lake Phases I and II property, but at any time, the Partnership may furnish a letter of credit to the lender, and upon the lender's acceptance of the letter of credit, the lender will release its first lien on the Bryant Lake Phases I and II property.

          Bryant Lake Business Center - Phase III
          ---------------------------------------

          On January 28, 1988, the Partnership acquired a fifty percent (50%) general partnership interest in Bryant Lake Associates,
          Phase III, a California limited partnership ( the "Joint Venture"), in order to acquire Phase III of the Bryant Lake Business Center. Total consideration paid by the Partnership of $3,251,900 included $826,900 in cash and assumption of 50% of the existing $4,850,000 commercial development revenue bonds secured by a first deed of trust. On November 30, 1990, the Partnership purchased the remaining 50% limited partnership interest. As consideration for the purchase, the sellers will be entitled to 25% of net cash flow, if any, from operations and ultimate disposition of the property, as provided in the purchase agreement. As a consequence of the purchase, the Joint Venture was dissolved and the assets and liabilities of the Joint Venture were transferred to the Partnership.

          The property consists of three single-story buildings totalling approximately 91,732 square feet of office/showroom and office/warehouse space located on approximately 8.038 acres on Valley View Road near the intersection of Interstate Highway 494 and U.S. Highway 169-212 in Eden Prairie, Minnesota, a southeastern suburb of Minneapolis.

          The  buildings,  completed  in  1986,  have  brick  facades   and
          decorative  metal  accent features.    All  buildings have  truck
          loading docks and are equipped with fire sprinkler systems.

          The property was 96% leased at year end 1994. One tenant occupying 7,501 square feet has a lease that expires March 1995. Management is in negotiations to renew, however the space is also being marketed for lease to eliminate vacant time. The next lease expires in December 1995 and that tenant occupies 7,356 square feet.

          The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:

                           Occupancy Level        Average Annual Rent
          Year               Percentage             Per Square Foot
          ----              -------------         ------------------
          1994                   96%                     $6.68
          1993                   97%                      6.35
          1992                   91%                      5.16
          1991                   82%                      6.30
          1990                   93%                      4.84

          At December 31, 1994, annual rental rates ranged from $4.00 to $8.88 per square foot.

          Three tenants occupy ten  percent or more of the  leasable square
          footage  of the  property.   The  principal  provisions of  their
          leases and the nature of the tenants' businesses are:

                                Seasonal       Keomed,
                                Specialties     Inc.          SalesForce
                                -----------    -------        -----------

          Nature of business    Office         Office/        Office/
                                               warehouse      warehouse

          Lease term            5 years        6 years        6 years

          Expiration date       12/31/97       5/31/97        3/31/97

          Square feet           13,802         10,083         17,455
          (% of total)          15%            11%            19%

          Annual rent           $64,036        $73,320        $155,040

          Rent increases        None           None after     None
                                               June 1994

          Renewal options       None           None           None

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 6.301% based upon 100% of the assessed market value, resulting in annual taxes of approximately $216,800.

          The Partnership assumed the remaining 50% interest in a non-recourse mortgage loan in the amount of $4,850,000 from UNUM Life Insurance Company of America secured by a commercial development revenue bond issued by the City of Eden Prairie, Minnesota on October 30, 1985. Effective November 1, 1989, the Joint Venture discontinued mortgage payments on the bonds payable, due to the property's operating results not supporting the debt service. Management negotiated with the lender for more favorable terms and on August 15, 1990, a workout agreement was signed by the lender. The original 9.875% interest rate of the loan was changed to 7.75% per annum for the period October 1, 1989 through October 31, 1990 and all interest for the same period was accrued with payment deferred. The aggregate accrued interest amount bears interest at 8% per annum and the total accrued amount and interest thereon is due and payable November 1, 2000. Beginning November 1, 1990, the interest rate increased to 8.652% per annum, resulting in a monthly interest-only payment of $35,000 through November 1, 2000, at which time the interest rate will adjust to the then current rate. The maturity date of the loan remains October 1, 2015. The lender received as additional security for the loan a first lien on the Bryant Lake Phases I and II property, but at any time, the Partnership may furnish a letter of credit to the lender, and upon the lender's acceptance of the letter of credit, the lender will release its first lien on the Bryant Lake Phases I and II property. The workout was fully consummated on November 30, 1990.

          Country Suites By Carlson - Memphis
          -----------------------------------

          On August 1, 1988, the Partnership purchased the Country Suites By Carlson - Memphis, a 121-suite hotel located at 4300 American Way in Memphis, Tennessee. Total consideration paid of $5,502,700 included a cash payment of $4,131,700 and a note in the original amount of $1,371,000 to which the property is subject. The Partnership was obligated to pay up to an additional $1,105,000 for the purchase of the hotel contingent upon the hotel achieving a specified net operating income for the year ended December 31, 1991, as outlined in the purchase agreement. The net operating income was not achieved and no additional funds were due to the seller.

          The seller, an affiliate of whom managed the hotel operations until 1992, provided the Partnership with an income warranty assuring a minimum monthly income for a period of three years. The seller's obligations under the income warranty were satisfied in full as of December 31, 1991.

          Subsequent to acquisition, the Partnership paid the seller $112,900 to amend the termination provisions of the Management and Operating Agreement ("Management Agreement"). On January 1, 1992, the Partnership exercised its termination rights and terminated the Management Agreement with the seller. Per the terms of the Management Agreement, a contract termination fee was paid by the Partnership to the seller during 1991. The property became part of the Country Suites By Carlson franchise and management of the hotel was assumed by Glenborough Hotel Group, an affiliate of Glenborough Corporation.

          The property is situated on the north side of American Way, west of the intersection of American Way & Cherry Road, approximately nine miles east of the Memphis Central Business District and 1-1/2 miles northeast of Memphis International Airport. The property was completed in February 1988 and consists of four three-story buildings containing 121 hotel suites. Each suite is furnished and features a complete kitchen facility, except the mini suites, each of which contains a microwave and small refrigerator. Amenities include a centrally located swimming pool and spa, guest laundry facilities and conference rooms above the lobby area. An atrium located at the rear of the office/registration area, overlooks the courtyard area. An elevator located adjacent to the courtyard area, services the three-story hotel.

          The Memphis economy has been stable and attracted a wide variety of leisure markets. During 1993, the hotel underwent significant improvements including internal and external painting, landscaping and the installation of a new computer system at a total cost of $156,300 in order to meet the Country Suites By Carlson standards. By upgrading the hotel's physical and aesthetic appeal, management has not only met the Country Suites By Carlson franchise standards but also improved the potential average room rates which was apparent during 1994. Proposed improvements for 1995 include new mattresses, televisions, carpet, sleeper sofas, HVAC units and general room upgrades in some of the rooms.

          During 1994, the target market was small corporate business, larger contract accounts and government/military business; each of which provided a strong base of week-day revenues. In addition, transient business and discounted leisure groups provided on-going week-end revenues. Marketing efforts will continue to focus on new account development within the business and government sector to build a strong base of week-day clients. With a strengthening of the local economy, demand for hotel rooms have continued to outpace supply and, therefore, competing hotels in the area were able to increase their rate structures during 1994. In addition, the franchise reservation system, which books the highest rated room rates, has matured and aided the property in earning a higher average daily room rate.

          The 121 suites are summarized as follows:

                              Sq. Ft.     Current Average Room RatesTotal
          No. Description    Per Ste. Jan-Apr May-Sept Oct-Dec     Sq. Ft.
          ---  --------     --------  ------------------------    --------
           59   1 BR 1 BA       400    $ 71.00 $ 81.00 $ 71.00      23,600
            6   2 BR 1 BA       415     109.00  115.00  109.00       2,490
           55   Studio          280      63.00   69.00   63.00      15,400
            1   Exec. Suite     800     115.00  120.00  115.00         800
          ----                                                    --------
          121                                                       42,290

                                     Atrium Lounge and Office        2,240
                                     Laundry and Storage             1,130
                                     Accessory Building                200
                                     Meeting Rooms                     800
                                                                    ------
                                     Total Enclosed Area            46,660
                                                                    ======

          Note: The above rates are for 1-7 night stays and do not include any extended stay, corporate or military discounts.

          According to telephone research conducted by the Country Suites - Memphis General Manager, competing hotels in the area quoted average daily room rates from $55.00 for a weekday stay to $149.00 for a weekend stay, double occupancy. Rates quoted do not include extended or commercial stays or senior or military discounts.

          The property's average occupancy level and average daily room rate for the past five years were:

                              1994      1993      1992      1991      1990
                              -----     -----     -----     -----     ----
          Average occupancy
           level                        75%       75%       72%        69%
          66%
          Average daily
           room rate          $53.21    $49.40    $50.80    $51.75
          $47.94

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 3.180% based upon 40% of the assessed market value, resulting in annual taxes of approximately $101,700. Personal property taxes of $12,750 were also paid in 1994.

          The property is owned by the Partnership in fee, subject to a note and first deed of trust in the original amount of $1,371,000 payable to GLENFED Service Corporation. In July 1992, the Partnership negotiated a restructure of the original note. The new note bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $29,000 until maturity, when all principal and interest is due and payable. The outstanding principal balance of the restructured note at December 31, 1994, was $3,534,700.

          Country Suites By Carlson - Tempe
          -----------------------------------

          On August 1, 1988, the Partnership acquired an undivided seventy-five percent (75%) interest as Tenants in Common with Outlook Income Fund 10, A California Limited Partnership ("OIF 10"), in a 138-suite hotel known as Country Suites By Carlson - Tempe, located at 1660 East Elliot Road and Harl Avenue, in Tempe, Arizona. OIF 10 was an affiliate of the Partnership with similar investment objectives. Total consideration paid by the Tenancy in Common for the property was $7,786,800, which included a cash payment of $5,927,800 and a promissory note in the original amount of $1,859,000, to which the property was subject. The seller, an affiliate of whom managed the hotel operations until late 1991, provided the Tenancy in Common with an income warranty assuring a minimum monthly income. The seller's obligations under the income warranty were satisfied in full as of December 31, 1990.

          On November 4, 1993, the Partnership finalized the purchase of the minority interest in the consolidated joint venture from OIF 10 and Country Suites By Carlson - Tempe is now 100% owned by the Partnership. The total purchase price of $1,225,000 included a cash payment of $950,000 plus the cancellation of the $275,000 note receivable from OIF 10 originally owed to an affiliate of the former general partner which was purchased by the Partnership in June 1993.
          Subsequent to the original acquisition, the former Tenancy in Common paid the seller $152,900 to amend the termination provisions of the Management and Operating Agreement ("Management Agreement") to allow the former Tenants in Common the opportunity for an early cancellation, if desired. On December 6, 1991, the former Tenancy in Common exercised its termination rights and terminated the Management Agreement with the seller. Per the terms of the Management Agreement, a contract termination fee was paid by the former Tenancy in Common to the seller during 1991. The property became part of the Country Suites By Carlson Franchise and management of the hotel was assumed by Glenborough Hotel Group, an affiliate of Glenborough Corporation.

          The property contains 2.532 acres of level, irregularly shaped land, at the intersection of Elliot Road and Harl Road, with
          468.94 feet of frontage along Harl Road and 175 feet of frontage along Elliot Road. It is located one quarter mile east of Interstate 10, south of Phoenix, in the I-10 Commerce Center. The property was completed in May 1988 and consists of five three-story buildings containing 138 hotel suites. Each suite is furnished and features a complete kitchen facility, except the studio units, each of which contains a microwave oven and refrigerator. Amenities include a centrally located swimming pool and spa; two guest laundry facilities; 1,000 square feet of meeting rooms and two heated pools including a constant depth
          child   pool.       An   atrium   located    adjacent   to    the
          office/registration area, overlooks the courtyard area.

          The 138 suites are summarized as follows:

                               Sq. Ft. Current Average Room Rates    Total
          No.  Description    Per Ste. Jan-Apr  May-Sept Oct-Dec    Sq. Ft.
          ---  ------------   -------- -------  -------- -------    -------

           57   1 BR 1 BA       400    $ 92.00  $55.00 $ 67.00      22,800
           12   King            440     154.00   87.00  108.00       5,280
           67   Studio          270      72.00   48.00   61.00      18,090
            2   Handicap        400      92.00   49.00   69.00         800
          ----                                                     -------
          138                                                       46,970

          Office, Laundry & Storage, Elevator, Meeting Rooms
          5,240
                                                                   -------

          Total Enclosed Area                                       52,210
                                                                   =======

          Note: The above rates are for 1-7 night stays and do not include any extended stay, corporate or military discounts.

          Accoring to telephone research conducted by the Country Suites - Tempe General Manager, competing properties in the area quoted average daily room rates from $55.00 for a weekday stay to

          $140.00  for a weekend stay,  double occupancy.   Rates quoted do
          not include extended or commercial stays or senior or military discounts.

          The hotel is well located within the high tech, government and business strip in the fourth largest and most progressive city in the valley. Although the local economy is fairly strong, low visibility from the freeway, the state government decision not to recognize Martin Luther King Day and the effects of the recession on travel had curbed the hotel's profitability. State government reversed their decision and in 1993 recognized Martin Luther King Day as a national holiday. However, the impact of the original decision may reduce convention bookings in the area for at least two more years. Furthermore, city government will not approve a larger sign to improve visibility of the hotel, so management considers other options to attract "walk-in" business. Despite these local factors, management used aggressive marketing and a strong reservations network and the hotel emerged with significantly improved average occupancy (up 14 basis points) during the course of the year with a slight increase in average daily rental rates.

          The 1993 targeted markets included tour groups which were pursued for the first time and resulted in a good portion of revenues. Management also continued to develop commercial accounts to provide a base for non-tourist season. The discount segment constituted the largest base of revenues (though overall average rates decreased). In 1994, these groups continued to be targeted. In addition, an account executive has been hired to focus on direct sales calls to maximize new account development. Furthermore, the franchise reservation system, which books the highest rated room rates, has matured and aided the property in earning a higher average daily room rate.

          During 1993, a total of $81,700 was invested in capital improvements to enhance the interior and exterior buildings physical appearance and comply with A.D.A. requirements. In addition, a new computer hardware and software package was installed to accommodate the industry's most sophisticated processing capabilities. A total of $111,600 in capital improvements was paid in 1994 to replace dated soft goods in the rooms as well as to complete major landscaping, replace carpeting, flooring and furniture.

          The property's average occupancy level and average daily room rate for the last five years were:

                               1994      1993      1992      1991     1990
                               ----      ----      ----      ----     ----

           Average occupancy
            level              85%       70%       53%       54%      62%

           Average daily room
            rate               $44.60    $43.70    $45.80    $47.63
          $46.50

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 13.019% based upon 25% of the assessed market value, resulting in annual taxes of approximately $109,900. Personal property taxes of $16,000 were also paid in 1994.

          The property was owned by the Tenancy in Common in fee, subject to a note and first deed of trust payable to GLENFED Service Corporation. The Partnership's share of the obligation of the original principal amount under the terms of the Note was $1,394,300 and OIF 10's share of the obligation of the original principal amount was $464,700, in accordance with their respective interests in the property. As of June 30, 1992, the Partnership's aggregate outstanding principal and interest balance was $2,079,500 and OIF 10's aggregate outstanding minority share was $693,200.

          In July 1992, the Partnership negotiated a restructure of the original note. GLENFED forgave OIF 10's portion as part of the restructure and, as a result, the restructured amount is wholly the obligation of the Partnership, bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $22,500 until maturity, when all principal and interest will be due and payable. The outstanding principal balance of the restructured note at December 31, 1994, was $2,750,700.

          Item 3.   Legal Proceedings

          The response to this item is incorporated by reference to Note 5 of the Notes to Consolidated Statements contained in Part II,
          Item 8.

          Item 4.   Submission of Matters to a Vote of Security Holders

          During the fourth quarter of fiscal year 1994, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                       PART II

          Item 5. Market for Partnership's Common Equity and Related Stockholders Matters

          Market Information
          ------------------

          The units of limited partnership interest in the Partnership (the "Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partners must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

          Holders
          -------

          As of December 31, 1994, 2,172 holders of record held 35,742,572 Equity Units and 738 holders of record held 5,228,811 Notes, including 543,478 Participating Notes purchased by the Partnership in June 1993.

          Cash Distributions
          ------------------

          The Partnership paid distributions to the Equity Unit investors at a 9% annualized rate from inception through the quarter ended December 31, 1988 (except the quarter ended June 30, 1988, which was 8%), a 6% rate from January 1, 1989 through the quarter ended December 31, 1989 and a 3% rate for 1990. All such distributions paid to partners have represented return of capital.

          In order to rebuild reserves and provide cash for capital and leasing expenses, distributions were suspended beginning with the first quarter of 1991. Management is unable to predict when distributions will be resumed.

          Funds are not expected to become available for distribution to the owners of the Notes until the properties acquired by the Partnership are either refinanced or sold and all specified priority entitlements have been satisfied under the terms of the Notes. However, the Partnership may prepay principal and the accrued 12% per annum non-compounded interest at any time. Any partial prepayments must be made pro rata to Noteholders. At maturity, December 31, 1997, all remaining principal and interest, excluding contingent interest, must be paid in full, unless at the sole discretion of the General Partner, the due date is extended to a date no later than one year after stated maturity.

          At December 31, 1994, holders of Equity Units had an original capital balance of $35,742,600 and cumulative priority returns of approximately $15,991,300. Holders of the Notes had a principal balance of $5,228,800 (including Participating Notes of $543,500 purchased by the Partnership and held in trust for the benefit of the Partnership) and accrued interest of approximately $4,582,000 (including accrued interest of $413,000 relating to the Participating Notes purchased by the Partnership). The capital accounts of the Equity Unitholders continue to accrue priority returns at a rate of 9% per annum. The cumulative priority returns of the Equity Unitholders do not represent obligations of the Partnership, but only represents amounts which must be paid before any distributions can be paid to other partners. The principal balance of the Notes continues to accrue interest at a rate of 12%. Reference should be made to the Partnership's partnership agreement for a more complete description of preferential distributions.

          On June 1, 1993, the Partnership purchased a portion of the original Participating Notes at a discounted rate for a total of $425,000 which represents a gain of $428,000 (see the accompanying consolidated statement of operations).
          Item 6.   Selected Financial Data

          The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

                               SELECTED FINANCIAL DATA
                         (In thousands, except per Unit data)

                           For the year ended December 31,

                                 1994     1993     1992     1991     1990
                                 ----     ----     ----     ----     ----

          Revenue              $10,318  $ 9,913  $ 9,642  $ 9,384  $ 8,589

          Net loss before
           extraordinary
           gain (1)            $(2,893) $(3,949) $(2,646) $(2,708) $(2,185)

          Net loss before
           extraordinary
           gain per Unit       $ (0.08) $ (0.11) $ (0.07) $ (0.08) $ (0.06)

          Net loss             $(2,893) $(3,521) $(2,646) $(2,708) $(2,185)

          Net loss per Unit    $ (0.08) $ (0.10) $ (0.07) $ (0.08) $ (0.06)

          Distributions per Unit:
            From net income    $     -  $     -  $     -  $     -  $     -
            Representing
             return of
             capital           $     -  $     -  $     -  $  0.01  $  0.04

          Total assets         $38,279  $41,761  $45,910  $47,795  $49,695

          Secured notes payable$26,078  $27,223  $26,451  $26,740  $26,048

          Participating Notes  $ 5,229  $ 5,229  $ 5,229  $ 5,229  $ 5,229

          (1) Please see discussion regarding the 1993 impairment writedown included in Note 3 of the Notes to Financial Statements and discussion regarding the extraordinary gain included in Note 9 of the Notes to Financial Statements.

          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          Liquidity and Capital Resources
          -------------------------------

          Outlook Income Fund 9 was formed to invest in improved, income-producing real estate with the following objectives: (i) preserve and protect capital, (ii) provide substantially tax-sheltered distributions to Equity Unitholders, and (iii) offer the potential for appreciation in value.

          The Partnership's original plan was to pay 9% current distributions to the Equity Unit investors. The primary source for these distributions was to be two-fold: First, income warranties given by sellers to maintain property income at a high level while the properties were in their start-up phase; and second, deferred interest debt that allowed the Partnership to use borrowed money without having to make current loan payments. Most of the Partnership's debt, including the Notes, was of this type. Thus, the income warranties subsidized the property income, and the deferred interest debt allowed cash flow that would normally have been required for debt service to be used for distributions. By using these techniques, the Partnership was able to pay distributions at a high level in the hope that the actual property cash flow and value of the properties would increase enough that, (i) when the income warranties and interest deferrals expired, the property cash flow would be able to make the new loan payments without reducing distributions, and (ii) when the property was sold, the value would have increased enough to absorb the higher mortgage balance without eroding the original equity. It is now evident that a few properties have fallen far short of expectations, so it is doubtful that the original overall plan will be realized in the foreseeable future. All distributions made by the Partnership to its investors have represented return of capital.

          The Partnership historically paid more in distributions than it earned, and had depleted its reserves. Additionally, all income warranties expired prior to December 31, 1991 and in 1992, the deferred interest debt was restructured and loan payments commenced (see Note 6 in notes to financial statements). During 1993, the Partnership paid approximately $768,700 in capital improvements, leasing expenses and loan fees and in 1994, $577,000 was paid for these costs. In light of these events and management's intent to rebuild reserves to a level of at least $2,000,000, the suspension of distributions was essential. At this time, management is unable to predict when distributions will resume.

          For the year ended December 31, 1994, the Partnership realized negative cash flow from operations after capital improvements, leasing commissions and debt service. Regency Residence contributed the most significant reduction in cash flow for the Partnership (although the 1994 cash flow deficit was less than the 1993 cash flow deficit due to less spending on capital improvements) primarily due to decreased occupancy associated with increased competition in the area. However, the properties on a whole performed better in 1994 with higher occupancies compared to 1993. In addition, less cash was spent on capital improvements in 1994 due to money spent for renovation in prior years to upgrade the properties in an effort to reach a level where only maintenance is necessary as opposed to complete renovation. The Memphis, Tempe and Regency Residence properties' renovation that was necessary in prior years is almost fully complete, as shown by the $104,000 decrease from 1993 to 1994 in capital improvement expenditures. However, in 1994, the Partnership had to pay a $250,000 principal paydown on the note secured by Branford and closing costs in the amount of $166,000 associated with the sale of Branford (as discussed in Note 7 of the Notes to Financial Statements) which further impacted the Partnership's 1994 cash flow.

          For  the  year ended  December  31,  1993, the  Partnership  also realized negative cash flow from operations after capital improvements, leasing commissions and debt service. Branford Business Park exhibited the most significant reduction in cash flow (compared to 1992) primarily due to decreased occupancy brought on by five tenants experiencing business failure and vacating during 1993. While the property's cash flow decreased from 1992 to 1993, total cash flow was positive. Cash flow from Country Suites By Carlson - Memphis represents another significant decrease (compared to 1992) primarily as a result of restructuring the deferred interest debt at a lower interest rate to include current monthly payments. Also, a total of $156,300 in capital improvements was invested in this property to enhance the interior, exterior, and grounds to the standards of the new franchise and improve the image in the market. These improvements should benefit long term occupancy and average rental rates. In addition, despite stable occupancy and stable average rental rates at Regency Residence since 1992, original pro forma rents have not yet been realized and net income has not supported the added costs of debt service and capital improvements. Finally, Bryant Lake Phase III incurred unbudgeted leasing commissions and tenant improvements totalling $130,300 associated with an unanticipated lease-up. While the operating cash flows were reduced from 1992 to 1993, the Partnership has also purchased a portion of the Participating Notes and accrued interest at a substantial discount and purchased the minority interest in Country Suites By Carlson - Tempe (see discussions which follow).

          On November 4, 1993, the Partnership finalized the purchase of the minority interest in the consolidated joint venture from OIF 10 and Country Suites By Carlson - Tempe is now 100% owned by the Partnership. The total purchase price of $1,225,000 included a cash payment of $950,000 plus the cancellation of the $275,000 note receivable from OIF 10 originally owed to an affiliate of the former general partner which was purchased by the Partnership in June 1993.

          On October 29, 1993, the Partnership obtained a loan in the amount of $950,000 through a note and first deed of trust secured by Branford Business Park. The note bore interest at a rate of 8%; payable in monthly interest only installments of $6,500 until maturity on May 5, 1994. The note included an option to extend the loan term upon written agreement between the Partnership and the lender, and on April 8, 1994, the Partnership made a principal paydown in the amount of $250,000 as required by the lender in order to extend the maturity date of the note to
          November 7, 1994 to allow sufficient time to close the sale of the property. The remaining balance of $700,000 was paid off with the proceeds from the sale of the property on November 15, 1994 (see Note 7).

          In August 1993, management took advantage of an incentive offered by the local public utility district to install energy conserving lighting throughout the Millwood Estates Apartments, valued at
          $37,300,  discounted at  a  cost of  $11,800  in the  form of  an unsecured loan. The unsecured loan in the original amount of $11,800 includes a 5% fee, bears an annual interest rate of 3.20% and requires monthly principal and interest payments of $300 until the balance is zero. The balance as of December 31, 1994, was $6,500 represented as an unsecured note payable in the consolidated balance sheet.

          When the Partnership was originally formed, the former general partner purchased a large block of the Participating Notes issued by the Partnership. In 1993, the Partnership negotiated a heavily discounted purchase of those Notes from the former general partner. On June 15, 1993, the Partnership purchased the Notes, representing a combined principal and accrued interest of $853,300, for a price of $425,000. The difference of $428,300 represents an extraordinary gain from the Participating Notes purchase in the 1993 statement of operations. These Notes continue to accrue interest thereon and are being held in trust for the benefit of the Partnership.

          Also on June 15, 1993, the Partnership negotiated an agreement with Glenfed Service Corporation ("Glenfed"), an affiliate of the former general partner, to purchase the $275,000 unsecured non-interest bearing note payable due Glenfed from Outlook Income Fund 10 (the former minority interest in the Country Suites By Carlson -Tempe joint venture). As discussed above, this note was later cancelled as part of the Partnership's purchase of the minority interest in the joint venture.

          On May 6, 1993, Glenborough Corporation and certain of its affiliates entered into a settlement of a lawsuit that had been brought by the seller on November 13, 1991. The lawsuit alleged that, in connection with the prior general partner's termination of the seller as operator and franchisor of the Partnership's hotels, Glenborough and its affiliates had defamed the seller and interfered with its contractual relationship with the Partnership. A majority of the amount paid to the seller under the settlement was funded by Glenborough's insurance carriers, but a portion of the settlement amount was funded by Glenborough.

          Pursuant to Glenborough's indemnity rights as manager of the Partnership (and as general partner of other Outlook partnerships that own hotels), Glenborough was entitled to reimbursement of this portion of the settlement payment. The Partnership's share of this reimbursement together with the legal fees associated with this settlement was $64,900 representing litigation settlement expenses in the statements of operations.

          In December 1993, management determined that the carrying value of Branford Business Park had been permanently impaired due to conditions existing in the property's local market. As a result, the Partnership recorded a write-down of $1,697,400 to reduce the carrying value of the property. Subsequent to December 31, 1993, the Partnership became involved in activities related to the sale of the property. See Note 3 of the Notes to Financial Statements for a complete discussion.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer is being made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer is contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. If the properties are sold, noteholders who accept the Offer will receive the principal amount of their original Note without any of the deferred interest accrued to date. Approximately 46% of the Noteholders have accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On January 31, 1995, subsequent to the Partnership's year end, approximately $2,159,048 in principal of the Participating Notes with accrued interest estimating approximately $1,943,000 was repurchased at a significant discount by the Partnership with the proceeds from a $2,000,000 short-term loan. The accrued interest on these Notes equates to the discount, since the noteholders who accepted the offer receive the principal amount of their original note without any of the deferred interest accrued to date (see Note 9 of the Notes to Financial Statements).

          In anticipation of the Regency Residence property being given to the bank by a deed-in-lieu of foreclosure in 1995 as discussed in
          Note 11 of the Notes to Financial Statements, the Partnership recorded a realizable value reserve in the amount of $835,900 at December 31, 1994. This brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property.

          On November 15, 1994, the Branford property was sold and the Partnership financed a $2,000,000 note at 8.5% interest only due over the next five years until maturity in November, 1999. The $700,000 note payable secured by this property was paid off using the cash proceeds from the sale. Prior to the sale, in April 1994, a principal paydown of $250,000 was required by the lender to extend the maturity date of the note (see Note 7 of the Notes to Financial Statements).

          On March 28, 1995, subsequent to the Partnership's year end, Millwood Estates Apartments was sold to an unaffiliated third party (see Note 3 of the Notes to Financial Statements). The property's book value, gross of accumulated depreciation, is classified as property held for sale on the Partnership's balance sheet at December 31, 1994.

          The General Partners have filed with the Securities and Exchange Commission a Registration Statement proposing a consolidation by merger of several entities, not including the Partnership. However, the Registration Statement discloses that, if the merger is completed, the merged entity intends to purchase from the Partnership the Memphis and Tempe hotel properties for a purchase price of $8.7 million, subject to the General Partners obtaining the approval of a majority of the limited partner voting interests in the Partnership.

          Management's ongoing business plan for the Partnership is to preserve capital and rebuild reserves. As previously discussed, management has restructured its deferred interest debt which has lowered interest expense and stabilized payments. By attempting to build reserves, suspending distributions, and prudent day to day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

          Results of Operations
          ---------------------

          1994 versus 1993
          ----------------

          Rental revenues increased by $269,000, or 3%, in 1994 over 1993 primarily as a result of increased revenue at Country Suites by Carlson - Tempe, Country Suites by Carlson - Memphis and Lake Mead, partially offset by decreases in revenue at Branford Business Park and Regency Residence. The increase in revenues at the Tempe property was due to an increase in occupancy (85% in 1994 compared to 70% in 1993) and a slightly higher average daily room rate in 1994 (which is attributable to the franchise reservation system booking higher rated business). Although the average occupancy at the Memphis property remained unchanged from 1993 to 1994 at 75%, the benefit of the franchise reservation system was apparent, shown by the increase in the average daily room rate from $49.40 in 1993 to $53.21 in 1994. This rate increase was the reason for the increase in revenue in 1994 over 1993. Both increased occupancy and increased average rent resulted in increased revenues at Lake Mead. Average occupancy in the area continues to be high, mostly due to the shortage of housing on the local Air Force base forcing personnel to seek off-site housing. Branford Business Park revenues continued to decrease from 1993 to 1994, until the property was sold on November 15, 1994, as a result of a 57% occupancy rate at the time of the sale and rent concessions given in the current year to attract tenants. Regency Residence revenues decreased in 1994 compared to 1993 as a result of a decrease in occupancy from 86% in 1993 to 79% in 1994.

          Interest and other revenues of $494,000 increased by $136,000 in 1994 over 1993 due primarily to the receipt of a non-refundable deposit formerly held in escrow in the amount of $100,200 relating to the original plan for the sale of Branford in April 1994 that did not close.

          While the 1994 rental revenues increased by 3% over 1993, operating expenses in 1994 increased by $234,000, or 4%, over 1993, primarily as a result of an increase in variable costs at the Country Suites by Carlson-Tempe property associated with the increase in occupancy.

          General and administrative expenses decreased by $68,000, or 11% from $639,000 in 1993 to $571,000 in 1994. The 1993 expenses included an additional billing by an affiliate for underbilled 1992 general and general and administrative expenses.

          Depreciation and amortization decreased by $161,000 from $2,042,000 in 1993 to $1,881,000 in 1994 as a result of acquisition items that have been fully depreciated since 1993 at the Memphis and Tempe properties and the December 1993 write-down of the carrying value of Branford Business Park.

          In anticipation of the Regency Residence property being given to the bank by a deed-in-lieu of foreclosure in 1995 as discussed in
          Note 11 of the Notes to Financial Statements, the Partnership recorded a provision to reduce the carrying value of real estate in the amount of $835,900 at December 31, 1994. This brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property.

          1993 versus 1992
          ----------------

          As of December 31, 1993, rental revenues increased by $467,400, or 5%, from $9,087,500 in 1992 to $ 9,554,900 in 1993, primarily as a result of increased occupancies at Country Suites By Carlson
          - Tempe, Bryant Lake Phase III and Regency Residence. Also contributing to the increased rental revenues are increased rental rates at Millwood Estates Apartments and Lake Mead Estates Apartments.

          Interest and other revenues decreased by $195,800 from $554,100 as of December 31, 1992 to $358,300 as of December 31, 1993, primarily as a result of significantly reduced demand for catering and meeting room services at Country Suites By Carlson - Memphis and Tempe. These decreased revenues were off-set by corresponding decreased expenses to provide the services and the resulting net effect is marginal. The decrease can also be attributed to lower amounts held in certificates of deposits, when comparing 1992 to 1993. During 1993, in addition to negative cash flow from operations after capital improvements, leasing commissions and debt service, $425,000 in cash was required to purchase a portion of the Participating Notes (as previously discussed).

          While the December 31, 1993, rental revenues increased by 5%, operating expenses for the same period increased by a corresponding 6%, primarily as a result of increased occupancies.

          Throughout 1992, acquisition phase fixed assets at several of the Partnership's properties became fully depreciated explaining the decrease in depreciation expense between 1992 and 1993.

          Interest expense decreased by $119,600 or 4% from $3,188,400 as of December 31, 1992, to $3,068,800 as of December 31, 1993,
          primarily as a result of restructuring the deferred interest debt in mid-1992 on the Country Suites By Carlson - Memphis, Country Suites By Carlson - Tempe and Regency Residence loans. In prior years, these loans accrued interest at a higher rate and as of August 1992, the loans bear lower fixed rate interest.

          General and administrative expenses decreased by $183,500, or 22%, from $822,300 as of December 31, 1992, to $638,800 as of
          December 31, 1993. The 1992 expenses included $99,000 in fees associated with the restructured debt on the Country Suites By Carlson - Memphis, Country Suites By Carlson - Tempe and Regency Residence loans. Also, the 1992 expenses included an additional $16,500 in proxy costs in order to facilitate the change in the General Partner. In addition, the 1992 expenses included $38,900 in general partner liability insurance premiums which are no longer carried since the change in the general partner in 1992. Finally, the 1992 expenses included a one-time tax preparation accrual of approximately $15,000. Previously, these costs were expensed when paid. In 1992, an expense accrual was made for the 1992 taxes to be paid in 1993 in addition to expensing the 1991 costs which were paid in 1992.

          Item 8.   Financial Statements and Supplementary Data


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP


                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Page
                                                                    ------

          Report of Independent Public Accountants  . . . . . . . .   31

          Financial Statements:
             Consolidated Balance Sheets at December 31, 1994
                and 1993  . . . . . . . . . . . . . . . . . . . . . . 32

             Consolidated Statements of Operations for the
               years ended December 31, 1994, 1993 and 1992 . . . . . 34

             Consolidated Statements of Partners' Equity
               for the years ended December 31, 1994, 1993
               and 1992 . . . . . . . . . . . . . . . . . . . . . . . 36

             Consolidated Statements of Cash Flows for the
               years ended December 31, 1994, 1993 and 1992 . . . . . 37

             Notes to Consolidated Financial Statements   . . . . . . 40

          Financial Statement Schedules:
          Schedule III - Consolidated Real Estate Investments and
               Related Accumulated Depreciation and
               amortization at December 31, 1994  . . . . . . . . . . 57


          Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Partners of
          OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP:


          We have audited the accompanying consolidated balance sheets of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


          San Francisco, California,
            March 28, 1995





                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

           Consolidated Balance Sheets (in thousands, except Unit amounts)
                              December 31, 1994 and 1993


          Assets                                    1994           1993
                                                    -----          -----
          Real estate investments, at cost:
            Land                                $  4,192       $  8,395
            Building and improvements             25,510         42,922
                                                 --------       --------
                                                  29,702         51,317
            Less accumulated depreciation         (8,479)       (12,456)
                                                 --------       --------

                Net real estate investments       21,223         38,861

          Property held for sale, net              9,282              -
          Property held pending foreclosure, net   3,591              -
          Cash and cash equivalents                  801          1,375
          Notes receivable                         2,000              -
          Accounts receivable, net                    87             87
          Prepaid expenses and other assets          280            245
          Deferred financing costs and other
            fees, (net of accumulated
            amortization of $1,014
            and $876 in 1994 and 1993,
            respectively)                          1,015          1,193
                                                ---------      ---------
                  Total assets                  $ 38,279       $ 41,761
                                                =========      =========

          Liabilities and Partners' Equity (Deficit)
          Notes payable - secured               $ 26,076       $ 27,223
          Participating notes:
            Notes issued                           5,229          5,229
            Accrued interest, thereon              4,582          3,917
            Less: Notes held in trust               (544)          (544)
                Accrued interest, thereon           (413)          (348)
                                                ---------      ---------
              Net due to outside holders           8,854          8,254

          Note payable - unsecured                     7             10
          Accrued interest payable                   785            750
          Accounts payable                           152            170
          Accrued expenses                           247            262
          Deferred income and security
           deposits                                  134            175
                                                ---------      ---------
              Total liabilities                 $ 36,255       $ 36,844





                                     -continued-

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

           Consolidated Balance Sheets (in thousands, except Unit amounts)
                              December 31, 1994 and 1993


          Assets                                    1994           1993
                                                    -----          -----

          Partners' equity (deficit):
            General Partner                     $   (407)      $   (378)
            Limited Partners, 35,742,572
              Equity Units outstanding             2,431           5,295
                                                ---------      ---------
              Total partners' equity               2,024           4,917
                                                ---------      ---------
                  Total liabilities and
                   partners' equity             $ 38,279       $  41,761
                                                =========      =========




































     The  accompanying  notes  are  an  integral  part   of  these  consolidated
     statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)

                 For the Years Ended December 31, 1994, 1993 and 1992


                                                       1994     1993    1992
       Revenues:
         Rental                                     $ 9,824  $ 9,555  $ 9,088
         Interest and other                             494      358      554
                                                    -------  -------  -------
            Total revenues                           10,318    9,913    9,642
                                                    -------  -------  -------

       Expenses:
         Operating (including $2,618, $2,525
          and $2,240 paid to affiliates in
          1994, 1993 and 1992, respectively)          6,585    6,351    5,983
         General and administrative (including
          $468, $497 and $514 paid to affiliates
          in 1994 1993, and 1992, respectively)         571      639      822
         Depreciation and amortization                1,881    2,042    2,369
         Litigation settlement expense                    -       65        -
         Interest (including $476 paid to an
          affiliate of the former general
          partner in 1992)                            3,081    3,068    3,188
         Provision to reduce carrying value of
          real estate to estimated realizable
          value                                         836    1,697        -
                                                    -------  -------  -------

            Total expenses                           12,954   13,862   12,362
                                                    -------  -------  -------

       Other expenses:
         Loss on sale                                  (257)       -         -
                                                     -------  ------- -------

       Loss before minority interest and
        extraordinary gain                           (2,893)  (3,949) (2,720)
       Minority interest in net earnings of
         consolidated joint venture                       -        -      74
       Loss before extraordinary gain                (2,893)  (3,949) (2,646)
       Extraordinary gain from Participating
        Notes purchased                                   -      428        -
       Net loss                                     $(2,893) $(3,521)$(2,646)
                                                     =======  ======= =======





                                     -continued-

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)

                 For the Years Ended December 31, 1994, 1993 and 1992


                                                       1994     1993    1992

       Net loss before extraordinary gain per
        Equity Unit                                 $(0.08)  $(0.11)  $(0.07)
                                                    =======  =======  =======
       Net loss per Equity Unit                     $(0.08)  $(0.10)  $(0.07)
                                                    =======  =======  =======

       Distributions per Equity Unit:
         From net income                            $    -   $    -   $    -
         Representing return of capital                  -        -        -
                                                    -------  -------  -------
            Total Distributions per Equity Unit     $    -   $    -   $    -
                                                    =======  =======  =======































     The  accompanying  notes  are  an  integral   part  of  these  consolidated
     statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                 For the Years Ended December 31, 1994, 1993 and 1992



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity

          Balance at December 31, 1991   $   (317)  $  11,401   $  11,084

          Net loss                            (26)     (2,620)     (2,646)
                                           -------     -------     -------

          Balance at December 31, 1992       (343)      8,781       8,438

          Net loss                            (35)     (3,486)     (3,521)
                                           -------     -------     -------

          Balance at December 31, 1993       (378)      5,295       4,917

          Net loss                            (29)     (2,864)     (2,893)
                                           -------     -------     -------

          Balance at December 31, 1994   $   (407)  $   2,431   $   2,024
                                           =======     =======     =======
























     The accompanying notes arean integral part of theseconsolidated statements.

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows (in thousands) For the Years Ended December 31, 1994, 1993 and 1992

                                                        1994      1993     1992
                                                        ----      ----     ----

   Operating activities:
   Net loss                                         $ (2,893) $ (3,521) $(2,646)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Extraordinary gain from Participating Notes
        purchased                                          -      (428)       -
       Provision to reduce carrying value of real
         estate to estimated realizable value            836     1,697        -
       Depreciation and amortization                   1,881     2,042    2,369
       Minority interest in net earnings of
         consolidated joint venture                        -         -      (74)
       Loss on sale of property                          257         -        -
   Changes in certain assets and liabilities:
       Accounts receivable                                 -        94      519
       Prepaid expenses and other assets                 (47)       83      (21)
       Deferred financing and other fees                 (28)      (74)    (116)
       Accounts payable and accrued expenses             (33)      153     (135)
       Accrued interest added to secured notes
         payable to affiliate                              -         -      423
       Accrued interest payable                          633       705      657
       Deferred income and security deposits             (70)      (16)     (59)
                                                      -------   -------   ------

           Net cash provided by operating activities     536       735      917
                                                      -------   -------   ------

   Cash flows used for investing activities:
     Acquisitions of and additions to real estate       (496)     (661)    (585)
     Purchase of minority interest in consolidated
      joint venture                                        -      (950)       -
     Closing costs on sale of Branford                  (166)        -        -
                                                      -------   -------   ------

           Net cash used for investing activities       (662)   (1,611)    (585)
                                                      -------   -------   ------

   Cash flows provided by (used for) financing activities:
     Borrowings on secured notes payable                   -       950        -
     Payments on secured notes payable                  (448)     (178)    (119)
     Borrowings on unsecured note payable                  -        10        -
     Purchase of note receivable                           -      (275)       -
     Purchase of Participating Note units                  -      (425)       -
     Distributions to minority interest on
      consolidated joint venture                           -       (50)     (30)
                                                      -------   -------   ------
           Net cash provided by (used for)
            financing activities                        (448)       32     (149)
                                                      -------   -------   ------

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows (in thousands) For the Years Ended December 31, 1994, 1993 and 1992

                                                         1994      1993     1992
                                                         ----      ----     ----

   Net increase (decrease) in cash and
    cash equivalents                                    (574)     (844)     183
   Cash and cash equivalents at beginning
    of period                                          1,375     2,219    2,036
                                                      -------   -------  ------
   Cash and cash equivalents at end of period         $  801    $1,375   $2,219
                                                      =======   =======  ======
   Supplemental disclosure of cash flow information:
       Cash paid for interest                         $2,247    $2,271   $2,108
                                                      =======   =======  ======

   Supplemental disclosure of non-cash transactions:
       Restructure of notes payable to affiliates:
         Reduction of unsecured notes payable to
          affiliates with resulting increase in
          secured notes payable to affiliates         $    -    $     -  $2,090
                                                      =======   =======  ======
       Reduction of secured notes payable to
         affiliate resulting from forgiveness
         of Outlook Income Fund 10's portion
         of principal and accrued interest with
         corresponding increase in minority
         interest                                     $    -    $    -   $ 693
                                                      =======   =======   =====

       Addition to secured notes payable to
         affiliates with resulting increase
         in deferred financing fees                   $    -    $    -    $ 100
                                                      =======   =======   =====

       Purchase of Participating Notes:
       Reduction of accrued interest payable
      resulting from purchase of Participating
      Notes at discount                               $    -    $  310    $   -
                                                      =======   =======   ======

       Reduction of Participating Notes
         resulting from purchase of Participating
         Notes at discount                            $    -    $  119    $   -
                                                      =======   =======   ======

       Purchase of minority interest in
        consolidated joint venture:
       Repayment of note receivable by reduction
        of cash proceeds for purchase of
        minority interest                             $    -    $  275    $   -
                                                      =======   =======   ======


                                     -continued-

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows (in thousands) For the Years Ended December 31, 1994, 1993 and 1992

                                                          1994      1993    1992
                                                          ----      ----    ----

       Reduction of real estate investments
         resulting from purchase of minority
         interest in joint venture                   $     -   $   123   $    -
                                                      =======   =======   ======

       Receipt of Notes receivable in sale
         of property                                 $  2,000  $     -   $    -
                                                      =======   =======   ======

       Proceeds from sale used to paydown
         note payable                                $    700  $     -   $    -
                                                      =======   =======   ======





































  The accompanying notes are an integral part of these consolidated statements.

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements

                          December 31, 1994, 1993 and 1992

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    --------------------------------------------------
                    POLICIES
                    --------
          Organization - Outlook Income Fund 9, A California Limited Partnership, (the "Partnership") was organized on August 29, 1986 in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of purchasing, holding, operating, leasing and selling various properties. The Partnership commenced operations on March 5, 1987. Through a registered public offering, 60,000,000 units of limited partnership interest (the "Equity Units") at $1.00 per unit, were authorized for sale. The sale of Equity Units was concluded on January 11, 1988, when 35,742,572 Equity Units had been sold. The Partnership also raised funds by selling $5,228,811 in non-recourse Participating Notes (the "Notes") (see Note 9). The former general partner of the Partnership was Outlook Financial Partners, a California general partnership. On May 8, 1992, Glenborough Realty Corporation and Robert Batinovich were substituted for Outlook Financial Partners, as the general partners (collectively, the "General Partner").

          The Partnership Agreement provides for varying allocations of net income or net loss and distributions (see Note 10).

          Reclassifications  - Certain items in the 1993 and 1992 financial
          statements  have  been  reclassified   to  conform  to  the  1994
          financial statement presentation.

          Consolidation and Joint Venture - A joint venture in which the Partnership had an interest of greater than 50% has been consolidated in the accompanying consolidated financial statements. Transactions and balances between the Partnership and this joint venture have been eliminated in consolidation.

          Real Estate Investments - Real estate investments are stated at cost, or estimated realizable value, if lower, including acquisition fees. Estimated net realizable value for financial reporting purposes is computed yearly by using estimated cash flows of a property (including costs budgeted for capital improvements and leasing commissions) and the ultimate disposal value utilizing capitalization rates based upon the age, construction and use of the building. The Partnership purchased certain properties subject to income warranties. The amounts received under income warranty agreements by the Partnership from the sellers of the properties have been recorded as a basis reduction of the properties purchased. Such amounts totaled $5,826,200 through December 31, 1991.

          Depreciation of buildings and their components is computed using the straight-line method over useful lives ranging from five to thirty years. Major replacements and improvements are capitalized, and repairs and maintenance are charged to operations as incurred.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          Cash Equivalents - The Partnership considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of purchase to be cash equivalents.

          Deferred Financing and Other Fees - Fees paid to the former general partner, its affiliates and the brokers in connection with the issuance of Notes have been capitalized and amortized using the straight-line method over the term of the related Notes. Wholesaling and underwriting commissions relating to Equity Units are charged directly to partners' equity. Other fees such as loan fees and leasing commissions are amortized using the straight-line method over the term of the related notes payable or leases.

          Revenues - All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. At December 31, 1994, no tenant's revenues represented greater than 10% of the Partnership's total revenues.

          Net Loss and Distributions Per Equity Unit - Net loss and distributions per limited partnership unit are based on 35,742,572 weighted average Equity Units outstanding during all years presented.

          Income Taxes - Federal and state income tax laws provide that income or loss of the Partnership is reportable by the partners in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying consolidated financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          Note 2.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                         1994         1993         1992
                                      ---------    ---------    ---------
            Management fees          $  505,400   $  487,400   $  453,400
            Property management
             salaries (reimbursed)      333,600      335,500      328,000
            Hotel salaries
             (reimbursed)             1,778,900    1,702,500    1,459,000

          The Partnership reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $467,600, $496,600 and $514,400 for such expenses in 1994, 1993 and 1992, respectively.

          As compensation for negotiating the modification of the notes payable as discussed in Note 6, and in accordance with the Partnership Agreement, Glenborough was paid a transaction fee of $99,000 in 1992.

          In accordance with the Partnership Agreement, the General Partner or its affiliates is entitled to property disposition compensation equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $80,250 in 1994 associated with the sale of Branford Business Park.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          Note 3.   REAL ESTATE INVESTMENTS
                    -----------------------
          The cost and accumulated depreciation and amortization of real estate investments as of December 31, 1994 are as follows (in thousands):
                                                    Building and
                                           Land     Improvements    Total
                                           ----     ------------    ------
          1994:
            Lake Mead Estates Apartments $  772      $ 5,230      $ 6,002
            Bryant Lake Business
             Center-Phases I & II           945        4,578        5,523
            Bryant Lake Business
             Center-Phase III             1,004        4,728        5,732
            Country Suites By Carlson
             - Memphis                      542        4,907        5,449
            Country Suites By Carlson
             - Tempe                        929        6,067        6,996
                                         ------       ------       ------
                                          4,192       25,510       29,702
            Less accumulated
             depreciation and
             amortization                     -       (8,479)      (8,479)
                                         ------       ------       ------
                                        $ 4,192      $17,031      $21,223
                                         ======       ======       ======
          Property held pending
            foreclosure:
            Regency Residence
             Apartments, net                762        2,829        3,591
          Property held for sale:
            Millwood Estates
             Apartments, net              1,859        7,423        9,282

          Lake Mead Estates Apartments
          ----------------------------
          On April 30, 1987, the Partnership acquired Lake Mead Estates, an apartment complex located in Las Vegas, Nevada. The property is encumbered by an all-inclusive trust deed note in the original amount of $4,000,000 (see Note 6).

          Branford Business Park
          ----------------------
          On June 10, 1987, the Partnership acquired two industrial office buildings collectively known as Branford Business Park, located in Arleta, California. The property was encumbered by a first deed of trust in the original amount of $950,000. On April 8, 1994, the Partnership made a principal payment in the amount of $250,000 as required by the lender in order to extend the maturity date from

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          May  5,  1994 to  November 7,  1994.   The  outstanding principal
          balance of $700,000 at that time was paid off with the proceeds from the sale of the property on November 15, 1994.

          In March 1993, management listed Branford Business Park for sale with an asking price approximately equal to the book value of the property. Management wanted to test the market to determine if the sale of the property would provide sufficient proceeds to aid in the possible buyback of more Participating Notes (as discussed in Note 9). No offers were received in 1993 at the original asking price. In December 1993, based upon the deterioration of the local market as seen in the steady decline of occupancy, market rents and net operating income from 1991, and based on the unsuccessful attempt at generating interest in the Branford property at an asking price approximately equivalent to the book value of the property, management determined that the carrying value of Branford Business Park had been impaired. As a result, the Partnership recorded a writedown of $1,697,400 to reduce the carrying value of the property to its estimated net realizable value.
          On November 15, 1994, Branford Business Park was sold to an unaffiliated third party for $2,675,000, of which $2,000,000 was seller financed. The loss on the sale of the property was $257,000 and is recorded in the Consolidated Statements of Operations.

          Regency Residence Apartments
          ----------------------------
          On September 30, 1987, the Partnership acquired Regency Residence, a retirement apartment complex located in Port Richey, Florida. The property is encumbered by an all-inclusive trust deed note to GLENFED Service Corporation in the original amount of $2,470,000 which was restructured during 1992 (see Note 6). The seller gave the Partnership an income warranty which covered the four-year period following closing. Under the terms of the income warranty agreement, the Partnership was guaranteed a specified minimum quarterly income from the property during the warranty period. The seller's obligations under the income warranty were satisfied in full as of December 31, 1991. The cost basis for the property was adjusted accordingly.

          Based on the continued low occupancy due to market saturation, and on the property's inability to meet debt service payments, management is negotiating a deed-in-lieu of foreclosure with the lender on the Regency Residence property. The principal balance of the note secured by the property at December 31, 1994 was $3,538,986, with a accrued interest in the amount of $53,067.

          Title to the property is due to pass to the lender in the first half of 1995. Meanwhile, the Partnership is currently paying all net cash flow (defined as all income collected less operating

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          expenses including reserves for real personal property taxes and insurance) to the lender.

          The Partnership recorded a write-down of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          Millwood Estates Apartments
          ---------------------------
          On December 2, 1987, the Partnership acquired Millwood Estates Apartments, an apartment complex located in Lynnwood, Washington. The property is encumbered by an all-inclusive trust deed note to the seller in the original amount of $8,000,000 (see Note 6).

          On March 28, 1995, subsequent to the Partnership's year end, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $9,724,300, out of which $7,534,439 was used to payoff the outstanding note secured by the property. In addition, sale proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 9). After closing costs and the payoff of the two notes, the Partnership received cash proceeds in the amount of $152,300. The gain on sale of Millwood is estimated to be $450,000.

          Bryant Lake Business Center - Phases I & II
          -------------------------------------------
          On January 28, 1988, the Partnership purchased a 90% general partnership interest in Bryant Lake Associates - Phases I & II, an unaffiliated California Limited Partnership (the "Joint Venture") which owned Bryant Lake Business Center - Phases I & II, a business center located in Eden Prairie, Minnesota. Under the terms of two of the agreements, the Partnership was guaranteed a minimum monthly gross income from certain spaces for a 12 and 24 month period from the date of purchase. Under the terms of the third agreement, the seller guaranteed that all rent and other amounts due under certain lease agreements would be paid on a timely basis. The seller's obligations under the income warranties were satisfied in full as of December 31, 1989.

          On November 30, 1990, the Partnership purchased the 10% limited partnership interest for $180,000; $75,000 paid upon closing and $50,000 and $55,000 paid on January 31, 1991 and January 31, 1992, respectively. As a consequence of the purchase, the Joint Venture was dissolved and the assets and liabilities of the Joint Venture were transferred to the Partnership. Since the seller of the 10% limited partnership interest had a book value basis in the Joint Venture which exceeded the consideration paid by the Partnership, the cost basis of the related land and buildings and improvements were reduced pro rata upon transfer to the Partnership.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          Bryant Lake Business Center - Phase III
          ---------------------------------------
          On January 28, 1988, the Partnership purchased a 50% general partnership interest in Bryant Lake Associates - Phase III, an unaffiliated California Limited Partnership, (the "Joint Venture") which owned Bryant Lake Business Center--Phase III, a business center located in Eden Prairie, Minnesota, for a purchase price of $3,225,000. Total consideration of $3,251,900 included a cash investment of $826,900 and the assumption of 50% of existing $4,850,000 commercial development revenue bonds secured by a first deed of trust and a security agreement.

          On November 30, 1990, the Partnership purchased the remaining 50% limited partnership interest. As consideration for the purchase, the sellers will be entitled to 25% of net cash flow from the operation and ultimate disposition of the property, if any, as provided in the purchase agreement. As a consequence of the purchase, the Joint Venture has been dissolved and the assets and liabilities of the Joint Venture have been transferred to the Partnership.

          Country Suites By Carlson - Memphis
          -----------------------------------
          On August 1, 1988, the Partnership acquired a 121-unit hotel known as Country Suites By Carlson - Memphis, located in Memphis, Tennessee. A promissory note secured by a first deed of trust in the original amount of $1,371,000, payable to GLENFED Service Corporation encumbered the property. The original note was restructured during 1992 (see Note 6).

          The seller gave the Partnership an income warranty covering a period of three years from the date of purchase. Under the terms of the income warranty agreement, the Partnership was guaranteed a specified minimum net operating income. The seller pledged $400,000 of certificates of deposit as collateral for its obligation under the income warranty. The seller's obligations under the income warranty were satisfied in full as of December 31, 1991. The cost basis for the property has been adjusted accordingly.

          Country Suites By Carlson - Tempe
          ---------------------------------
          On August  1, 1988, the  Partnership purchased  an undivided  75%

          Tenancy in Common interest in Country Suites By Carlson - Tempe, a 138-unit hotel located in Tempe, Arizona. The Partnership originally purchased its 75% interest as part of a joint venture with Outlook Income Fund 10 ("OIF 10"), A California Limited Partnership, an affiliated partnership with similar investment objectives and the same General Partner as the Partnership. The

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          property was encumbered by a promissory note and first deed of trust in the original amount of $1,859,000 secured by a deed of trust and assignment of rents and payable to GLENFED Service Corporation. The note payable was restructured during 1992 (see
          Note 6).

          On November 4, 1993, the Partnership finalized the purchase of the minority interest in the consolidated joint venture from OIF 10 and Country Suites By Carlson - Tempe is now 100% owned by the Partnership. The total purchase price of $1,225,000 included a cash payment of $950,000 plus the cancellation of the $275,000 note receivable from OIF 10 originally owed to an affiliate of the former general partner which was purchased by the Partnership in June 1993.

          The seller gave the former joint venture an income warranty which covered the three-year period commencing August 1, 1988. Under the terms of the income warranty, the former joint venture was guaranteed a specified minimum monthly income during the warranty period. The seller's maximum liability under the income warranty agreement was satisfied in full as of September 30, 1990.

                                      * * * * *

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          The Partnership leases its commercial and industrial property under noncancellable operating lease agreements. Future minimum rents to be received under operating leases as of December 31, 1994 are as follows (in thousands):

                  Year Ending
                  December 31
                  -----------
                      1995                 $ 1,097
                      1996                   1,037
                      1997                     620
                      1998                     229
                      1999                     122
                      Thereafter               287
                                            ------
                      Total                $ 3,392
                                            ======

          Note 4.   MANAGEMENT CONTRACT AND TERMINATION FEE
                    ---------------------------------------
          In July 1988, the termination provisions of the Management and Operating Agreement between the Partnership and the former seller and management company, were renegotiated. The Partnership paid management contract termination fees for Country Suites By
          Carlson - Memphis and Country Suites By Carlson -Tempe of $112,900 and $152,900, respectively, for early termination rights under the agreement. Such amounts were capitalized and included in deferred financing and other fees on the consolidated balance sheets of the Partnership. On December 6, 1991 and January 1, 1992, the Partnership exercised its termination rights and terminated the agreements for Country Suites By Carlson - Tempe and Country Suites By Carlson - Memphis, respectively. As a result, the unamortized portions of the capitalized amounts have been written off and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.

          Additionally, contract termination fees were paid by the Partnership to the former management company during 1991. The amounts of the termination fees were determined in accordance with the Management and Operating Agreement as amended on July 24, 1988 and June 23, 1989. The contract termination fees of $71,700 and $66,900 for Country Suites By Carlson - Memphis and Country Suites By Carlson - Tempe, respectively, were included in contract termination fee expense in the accompanying 1991 consolidated statements of operations.

          Note 5.   LITIGATION SETTLEMENT EXPENSE
                    -----------------------------

          On May 6, 1993, Glenborough Corporation and certain of its

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          affiliates entered into a settlement of a lawsuit that had been brought by the seller and former manager of the hotels on November 13, 1991. The lawsuit alleged that, in connection with the prior general partner's termination of the seller as operator and franchisor of the Partnership's hotels, Glenborough and its affiliates had defamed the seller and interfered with its contractual relationship with the Partnership. A majority of the amount paid to the seller under the settlement was funded by Glenborough's insurance carriers, but a portion of the settlement amount was funded by Glenborough. Pursuant to Glenborough's indemnity rights as General Partner of the Partnership (and as general partner of other Outlook partnerships that own hotels), Glenborough is entitled to reimbursement of this portion of the settlement payment. The Partnership's share of this reimbursement together with the legal fees associated with this settlement was $64,900.

          Note 6.   SECURED NOTES PAYABLE
                    ---------------------
          A summary of secured notes payable at December 31, 1994 and 1993 follows (in thousands):

                                                          1994        1993
                                                          ----        ----
          9.625% note payable related to Lake Mead
          Estates Apartments, secured by a first deed
          of trust; payable in monthly principal and
          interest installments of $34,000 through
          October 1, 2018, at which time all remaining
          principal and interest will be due and
          payable.                                      $ 3,807    $ 3,847

          8.0% note payable related to Branford
          Business Park, secured by a first deed of
          trust; payable in monthly interest only
          installments of $6,500 initially through
          May 5, 1994, extended to November 7, 1994
          and paid off.                                       -       950

          9.0% note payable to GLENFED Service
          Corporation, related to the Regency
          Residence Apartments and secured by a
          first deed of trust; payable in monthly
          principal and interest installments of
          $26,900 through July 1, 1999, at which
          time all remaining principal and interest
          will be due and payable.                        3,539      3,564

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

                                                          1994        1993
                                                          ----        ----
          9.625% note payable related to Millwood
          Estates Apartments, secured by a first deed
          of trust; payable in monthly principal and
          interest installments of $68,000 through
          July 1, 2018, at which time all remaining
          principal and interest will be due and
          payable.                                        7,594      7,675

          8.652% bonds payable related to Bryant Lake
          -Phase III, secured by first deeds of trust
          on Bryant Lake-Phase III and Bryant Lake-
          Phases I and II; payable in monthly
          interest only installments of $35,000
          through October 1, 2015, at which time all
          remaining principal and interest will be due
          and payable.  The interest rate adjusts to
          market at November 1, 2000.                     4,850      4,850

          9.0% note payable to GLENFED Service
          Corporation, related to the Country Suites
          by Carlson - Memphis and secured by a first
          deed of trust; payable in monthly principal
          and interest installments of $26,800 through
          July 1, 1999, at which time all principal
          will be due and payable.                        3,535      3,563

          9.0% note payable to GLENFED Service
          Corporation, related to the Country Suites
          By Carlson - Tempe and secured by a first
          deed of trust; payable in monthly principal
          and interest installments of $22,500 through
          July 1, 1999, at which time all principal and
          interest will be due and payable.               2,751      2,774
                                                        -------    -------
          Total secured notes payable.                 $ 26,076   $ 27,223
                                                        =======    =======

          Effective July 1, 1992, management negotiated a restructure of the secured and unsecured notes payable to GLENFED Service Corporation ("GLENFED"). The restructure forgave Outlook Income Fund 10's ("OIF 10") portion of the note payable secured by Country Suites By Carlson -Tempe and accrued interest payable, all of which totalled $693,200. The Partnership's unsecured note payable in the amount of $2,090,000, the outstanding balances of the three secured notes payable (after forgiveness of the OIF10 portion of the Tempe note), and a $99,800 loan fee were included in the restructure and were allocated among the properties based on loan to value pro rata

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          shares. The result was an increase in the notes payable secured by deeds of trust on Country Suites By Carlson - Tempe and Country Suites By Carlson - Memphis, a decrease in the note payable secured by a first deed of trust on Regency Residence and the elimination of the unsecured note payable. The interest on the remaining debt was reduced from 10.25% to 9.0%. The note payable related to Country Suites By Carlson - Tempe became wholly an obligation of the Partnership.

          On April 8, 1994, the Partnership made a principal payment in the amount of $250,000 on the note secured by the Branford property as required by the lender in order to extend the maturity date from May 5, 1994 to November 7, 1994. On November 15, 1994, using the proceeds from the sale of Branford, the remaining note payable in the amount of $700,000 was paid off.

          Principal maturities of these notes payable are as follows (in thousands): 1995--$217; 1996--$238; 1997--$262; 1998-- $288;
          1999--$9,626; thereafter--$15,445.

          Note 7.   PROPERTY SALE
                    -------------
          In December 1993, based upon the deterioration of the local market as seen in the steady decline of occupancy, market rents and net operating income from 1991, and based on the unsuccessful attempt at generating interest in the Branford property at an asking price approximately equivalent to the book value of the property, management determined that the carrying value of Branford Business Park had been impaired. As a result, the Partnership recorded a writedown of $1,697,400 to reduce the carrying value of the property to its estimated net realizable value.

          On November 15, 1994, the Partnership sold Branford Business Park to an unaffiliated third party for $2,675,000, out of which $700,000 was used to payoff the outstanding note secured by the property. The Partnership financed a $2,000,000 note at 8.5% interest with interest-only payments due until maturity in November 1999. Since the cash received from the transaction was used to payoff the note payable, the Partnership was responsible for paying $166,000 in closing costs. The Partnership incurred a loss on the sale in the amount of $257,000.

          Note 8.   TAXABLE INCOME
                    --------------

          The Partnership's tax returns, the qualification of the Partnership as a partnership for Federal income tax purposes, and the amount of income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes to


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          Partnership profits or losses, the tax liability of the partners could be changed accordingly.

          The following is a reconciliation for the years ended December 31, 1994, 1993 and 1992, of the net income for financial reporting purposes to the taxable income determined in accordance with accounting practices used in preparation of Federal income tax returns (in thousands).

                                                1994      1993       1992
                                                ----      ----       ----
          Net loss per financial
           statements                        $(2,893)  $(3,521)   $(2,646)
          Amortization and depreciation          (60)       77         35
          Interest income                         70       101         33
          Guaranteed income                        -       950          -
          Prepaid income                           -        35          6
          Bad debt expense/reserve                (4)       26         23
          Property tax expense                     5         8          8
          Interest expense                      (133)       25          4
          Management fee                           -       100         99
          Partnership income adjustment            -        75          4
          Loss on sale of assets              (1,870)        -          -
          Valuation reserve                      836         -          -
                                              ------    ------     ------
          Partner's Equity for
           Federal income tax purposes       $(4,049)  $(2,124)   $(2,434)
                                              ======    ======     ======

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          The following is a reconciliation as of December 31, 1994 and 1993 of partners' capital for financial reporting purposes to partners' equity for Federal income tax purposes (in thousands):

                                                1994      1993
                                                ----      ----
          Partner's Equity per
            financial statements             $ 2,024   $ 4,917
          Amortization and depreciation         (455)     (240)
          Provision for doubtful accounts          2         4
          Interest accrued                       509       572
          Income from joint ventures               -     6,577
          Basis adjustments                    6,144     1,332
          Valuation allowance                    836         -
          Other                                   53         -
                                               -----     -----
          Partner's Equity for
            Federal income tax purposes      $ 9,113   $13,162
                                              ======    ======

          Note 9.   PARTICIPATING NOTES
                    -------------------
          The Partnership was authorized to offer up to $40,000,000 in Equity Units and non-recourse unsecured Participating Notes (the "Notes"). At December 31, 1994 and 1993, the Partnership had sold $5,228,800 in Notes, of which $543,500 were acquired in 1988 by GLENFED Service Corporation ("Glenfed"). The Notes bear stated interest at the rate of 12% per annum, non-compounded, with payment of principal and stated interest deferred until the earlier of the maturity date of the Notes or the sale or refinancing of Partnership properties. At December 31, 1994 and 1993, $4,582,000 and $3,917,000 of interest was accrued on the Notes. The Notes will also receive payments of contingent interest if, following the sale of all of the Partnership properties, the Partnership realizes net profits after the payment of all Partnership obligations and the distribution of certain base amounts to the Limited Partners. The amount of the noteholders' contingent interest participation in net profits varies between 0% and 24%, depending upon the relative amounts invested in Notes and Equity Units and the total amount of interest received by Noteholders as defined in the Partnership Agreement. In no event, however, will the aggregate amount of all interest, including contingent interest, paid on the Notes exceed simple interest at the rate of 18% per annum on the original principal balance of the Notes from date of issuance until the date that all principal on the Notes is paid in full.

          The Partnership may prepay  principal and stated interest  at any
          time.    Partial  prepayments  must  be  made  pro  rata  to  all
          noteholders.  Upon the sale or refinancing of a Partnership

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          property, the Partnership will pay or prepay some or all of the principal and interest allocated to that property under the terms of the Notes. If not previously paid, the Notes mature and all remaining principal and interest, excluding contingent interest, must be paid in full on December 31, 1997, unless the General Partner extends the due date of the Notes, in its sole discretion, to a date which is not later than December 31, 1998. The payment of all principal and stated interest does not extinguish the right to contingent interest which may accrue or become payable following the sale of all of the Partnership properties.

          On June 15, 1993, the Partnership purchased the Participating Notes ($545,300) and accrued interest thereon ($309,800), held by Glenfed, for $425,000. The difference between the carrying value of the liabilities to Glenfed and the purchase price has been recorded as an extraordinary gain in the accompanying consolidated statement of operations. The Notes and accrued interest thereon are being held in trust for the benefit of the Partnership.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer is being made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer is contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. If the properties are sold, noteholders who accept the Offer will receive the principal amount of their original Note without any of the deferred interest accrued to date. Approximately 46% of the Noteholders have accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum). On January 31, 1995, subsequent to the Partnership's year end, approximately $2,159,048 in principal of the Participating Notes with accrued interest estimating approximately $1,943,000 was repurchased at a significant discount by the Partnership with the proceeds from a $2,000,000 short-term loan. The accrued interest on these Notes equates to the discount, since the noteholders who accepted the offer receive the principal amount of their original note without any of the deferred interest accrued to date.

          On January 27, 1995, subsequent to the Partnership's year end, the Partnership borrowed $2,000,000 from an unaffiliated lender and repurchased the original principal amount of approximately $2,159,048 in Participating Notes on February 15, 1995. Accrued interest of approximately $1,943,000 was forgiven, since the

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          noteholders who accepted the offer agreed receive the principal amount of their original note without any of the accrued deferred interest. The foregiveness will be recognized as an extraordinary gain in 1995. The Notes and accrued interest will be held in trust for the benefit of the Partnership. Since the Partnership was relying on the proceeds from the sale of a property to fund the purchase of the Notes, which would not be available until the sale of Millwood Estates, the Partnership borrowed the money necessary to facilitate the purchase in order to meet the deadline required by the offer. The loan requires interest-only payments at a variable interest rate (currently 11%) and matures June 26, 1995.

          Note 10.  PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS
                    -----------------------------------------
          The Partnership Agreement provides generally that losses are allocated 1% to the General Partner and 99% to the Limited Partners. Net income will be allocated among the Partners first to restore negative capital accounts and then in accordance with their rights to future cash distributions.

          The source and amount of all Partnership distributions is determined by the General Partner at its sole discretion. Distributions may not be made if the cash reserves of the Partnership have fallen below 3% of the capital raised from the sale of Equity Units and Notes.

          The Partnership Agreement provides that cash available for distributions shall be distributed 97% to the Limited Partners and 3% to the General Partner until the Limited Partners have received aggregate distributions equal to a cumulative non-compounded return of 9% on their adjusted capital investment. Thereafter, distributions from operational cash flow shall be distributed to the General Partner until the General Partner has received the full amount of its deferred subordinated partnership incentive fee as defined in the Partnership Agreement, and thereafter 10% to the General Partner and 90% to the Limited Partners.

          Distributions of net cash from sources other than operational cash flow shall be distributed 1% to the General Partner and 99% to the Limited Partners until the amounts distributed to the Limited Partners from all sources equal a complete return of their adjusted capital investment and a 9% per annum cumulative non-compounded return on their capital investment. Thereafter, distributions from sources other than operational cash flow shall be distributed to the General Partner until the General Partner has received the full amount of its deferred subordinated partnership incentive fee as defined in the Partnership Agreement, and thereafter 10% to the General Partner and 90% to a net profits account. Distributions

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1994, 1993 and 1992

          from the net profits account will be made to the Limited Partners and Noteholders (see Note 8) based on amounts invested in Equity Units and Notes pursuant to the Partnership Agreement.

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Real Estate Investments and Related Accummulated
                    Depreciation and Amortization (in thousands)
                                    Schedule III
                                  December 31, 1994


                                                   Initial Costs
                                                   -------------
                                                                    Bldgs
                                           Encum-                    and
         Properties                        brances     Land       Imprv(1)
         ----------                       --------     ----       ---------
        Lake Mead Estates Apartments     $ 3,807         775        5,190
        Regency Residence Apartments       3,539       1,301        9,030
        Millwood Estates Apartments        7,594       1,861        9,979
        Bryant Lake Business Cntr-
           Phases I & II(2)                    -       1,036        4,375
        Bryant Lake Business Cntr-
           Phase III                       4,850       1,004        4,414
        Country Suites by Carlson:
           Memphis                         3,535         590        4,913
           Tempe                           2,751       1,061        6,517
                                         -------       -----      -------
                                         $26,076       7,628       44,418
                                         =======       =====      =======

                                              Costs Capitalized (Reduced)
                                              Subsequent to Acquisition
                                              -----------------------------
                                      Improvements (1)         Carrying Costs
                                      ----------------         --------------
        Lake Mead Estates Apartments          61                  (24)
        Regency Residence Apartments         450               (5,181)
        Millwood Estates Apartments          137                  (15)
        Bryant Lake Business Cntr-
           Phases I & II(2)                  567                 (455)
        Bryant Lake Business Cntr-
           Phase III                         314                    -
        Country Suites by Carlson:
           Memphis                           396                 (449)
           Tempe                             337                 (919
                                          ------                ------
                                           2,262               (7,043)
                                          ======                ======

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Real Estate Investments and Related Accummulated
                    Depreciation and Amortization (in thousands)
                                    Schedule III
                                  December 31, 1994




                                Gross Amount at Which
                                Carried on Books           Accumulated
                                ----------------------     Depreciation
                                        Bld &              and Amort(1)
                              Land      Imp(1)      Total -------------
                             -----      -----       -----
        Lake Mead Estates
           Apartments          772      5,230       6,002      1,784
        Regency Residence
           Apartments          762      4,838       5,600      2,009
        Millwood Estates
           Apartments        1,859     10,104      11,963      2,681
        Bryant Lake
           Business Cntr-
           Phases I & II       945      4,578       5,523      1,593
        Bryant Lake
           Business Cntr-
           Phase III         1,004      4,728       5,732      1,176

        Country Suites by
           Carlson:
           Memphis             542      4,907       4,449      1,893
           Tempe               929      6,067       6,996      2,033
                            ------     ------     -------      -----
                           $ 6,813     40,452      47,265     13,169
                            ======     ======     =======      =====

                               OUTLOOK INCOME FUND 9,
                          A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Real Estate Investments and Related Accummulated
                    Depreciation and Amortization (in thousands)
                                    Schedule III
                                  December 31, 1994


                            Date of
                            -------                 Depr.
                             Constn    Acqtn        Lives
                             ------    ------      ------

        Lake Mead Estates
           Apartments            -      4/87         5-30
        Regency Residence
           Apartments            -      9/87         5-30
        Millwood Estates
           Apartments            -     12/87         5-30
        Bryant Lake
           Business Cntr-
           Phases I & II         -      1/88         5-30
        Bryant Lake
           Business Cntr-
           Phase III             -     11/90         5-30
        Country Suites by
           Carlson:
           Memphis               -      8/88         5-30
           Tempe                 -      8/88         5-30


          Following is a summary of real estate investments for the years ended December 31, 1994, 1993 and 1992:

                                       1994          1993        1992
                                    -----------     ------      ------
                                    $51,317       52,476      51,891
            Improvements                496          661         585
            Net reduction resulting
             from minority interest
             purchase                     -         (123)          -
            Property dispositons     (3,712)           -           -
          Reduction from write-down    (836)      (1,697)          -
                                   ---------    ---------  ---------
          Balance at end of period  $ 47,265       51,317     52,476
                                   =========    =========  =========

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Real Estate Investments and Related Accummulated
                     Depreciation and Amortization (in thousands)
                                     Schedule III
                                  December 31, 1994

          Following  is   a  summary   of   accumulated  depreciation   and
          amortization of real estae investments for the years ended December 31, 1994, 1993 and 1992:

                                       1994          1993        1992
                                    -----------     ------      ------
          Balance at beginning of
            period                 $ 12,456        10,647      8,484
          Additional charged to
            expense                   1,666         1,809      2,163
          Property dispositions        (953)            -          -
                                    --------     --------   --------
                                   $ 13,169        12,456     10,647
                                    ========     ========   ========


          (1) Amounts include furniture and equipment.
          (2) This lender also holds a lien on the Bryant Lake Phases I and II property.
          (3)   Aggregate  cost   for  federal   income  tax   purposes  is
          $47,4660,000.

          Item 9.   Disagreements  with  Accountants   on  Accounting   and
                    Financial Disclosure

          None.

          Item 10.  Directors and Executive Officers

          General Partners

          The Partnership has no directors or executive officers. The General Partners of the Partnership are Glenborough Realty
          Corporation (the "Managing General Partner") and Robert Batinovich. For informational purposes, the following are the names and additional information relating to each of the controlling persons, directors and executive officers of the Managing General Partner as of March 15, 1995:

             Name                  Age     Position
             ----                  ---     --------

             Robert Batinovich      58     President  and  Chairman of  the
                                           Board

             Andrew Batinovich      36     Senior Vice President, Chief
                                           Financial Officer and Director

             Sandra L. Boyle        46     Vice President

             Barbara L. Evans       54     Vice  President,  Secretary  and
                                           Corporate Counsel

             Eugene F. Daly         51     Director

             Wallace A. Krone Jr.   63     Director

             Laurence N. Walker     62     Director

             J. Sydney Whalen       60     Director

          The following is a brief description of the background and experience of Robert Batinovich and each of the officers and directors of Glenborough Realty Corporation.

          Robert Batinovich has been the President and a Director of Glenborough Corporation since its inception in l978 and of Glenborough Realty Corporation since its inception in l985. He has been the Chief Financial Officer ("CFO") of Glenborough Corporation since April l986 and the CFO of Glenborough Realty Corporation from April l986 through April l988. He was a member of the California Public Utilities Commission from l975 to January l979 and served as its Chairman from January l977 to
          January l979. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

          Andrew Batinovich has been Senior Vice President and Chief Financial Officer of Glenborough Realty Corporation since April l988. He was Vice President-Property Management of Glenborough Realty Corporation from April l986 to April l988. He also is Senior Vice President in charge of property management and partnership accounting for Glenborough Corporation. Prior to joining Glenborough Corporation in June l983, he was employed at Security Pacific National Bank in its international and corporate banking groups specializing in real estate lending. He is the son of Robert Batinovich.

          Sandra L. Boyle has been Vice President of Glenborough Realty Corporation since February 1991. She first joined Glenborough Corporation in 1984 and is responsible for property management, including maintenance, capital and tenant improvements, rent collection, budgeting and supervision of regional offices. Prior to joining Glenborough Corporation, she was a residential real estate marketing representative for Great Western Realtors.

          Barbara L. Evans has been Secretary of Glenborough Realty Corporation since April 1986 and Vice President since February 1991. She joined Glenborough Corporation in l985 and serves as Counsel and Secretary. She was admitted as an attorney in the State of California in l983. Prior to attending law school and on a part-time basis during law school, Ms. Evans was a co-owner of TES Associates, a property management and real estate investment advisor.

          Eugene F. Daly was elected a Director of Glenborough Realty Corporation in August 1989. He is President of Daly International Financial and Insurance Services. Mr. Daly is a Registered Principal with the National Association of Securities Dealers (NASD) and his firm Daly International Financial and Insurance Services is a Registered Investment Advisor with the Securities and Exchange Commission.

          Wallace A. Krone, Jr. was elected a Director of Glenborough Realty Corporation in August 1989. He has been associated with Glenborough for approximately 15 years as an investor in
          Glenborough sponsored partnerships. For the past twenty-seven years, he has been self-employed owning various restaurants in the San Francisco Bay Area. Currently Mr. Krone owns a number of Burger King restaurants in the same area.

          Laurence N. Walker was a Director of Glenborough Corporation from October l984 to November l985 and served as Treasurer from January l985 to November l985. He has been a Director of Glenborough Realty Corporation since its inception in l985. He is an attorney specializing in real estate law.

          J. Sydney Whalen was elected a Director of Glenborough Realty Corporation in April l988. He is a Canadian Chartered Accountant and since l983 has been president of Whalen & Associates, a management consulting firm specializing in executive management and chief financial officer services to companies experiencing operating or financial difficulties. In 1993, Mr. Whalen was a co-founder and became President of Round Hill Securities, Inc., a securities broker/dealer. From l975 to l982, he was Vice President-Finance and Administration of Raymond Kaiser Engineers, Inc.


          Item 11.  Executive Compensation

          The  Partnership  has no  executive  officers.   For  information
          relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

          Item 12.  Security Ownership of Certain Owners and Management

          To the best knowledge of the Partnership, no person owned of record or beneficially more than five percent (5%) of the outstanding Units at December 31, 1994.

          The Partnership, as an entity, does not have any directors or officers. At December 31, 1994, no Units were owned of record or beneficially by any officers or directors of the General Partner.

          Item 13.  Certain Relationships and Related Transactions

             (a)    AFC, an affiliate  of the former  general partner,  had
          made loans to the Partnership to fund working capital and investment needs. Until July 1, 1992, the notes payable bore interest at a rate of prime (6% at December 31, 1993) plus 1-1/2% and were due on demand. The unpaid aggregate principal balance of the notes was $2,090,000 at June 30, 1992. Effective July 1, 1992, the note was added to the principal balances of the restructured notes as discussed below.

          Additionally, the Partnership is indebted to GLENFED Service Corporation, a California corporation and a wholly owned subsidiary of Glendale Federal Savings and Loan Association and parent-company of August Financial Corporation, for three deferred interest loans secured by first deeds of trust on three of the Partnership's properties as follows:

                                                 Original December 31, 1994
                                                Principal     Principal
                                                 Balance       Balance
                                                ----------  ------------
          Note  payable related to the:

          Regency Residence Apartments        $ 2,470,000    $ 3,539,000
          Country Suites By Carlson-Memphis     1,371,000      3,534,700
          Country Suites By Carlson-Tempe       1,859,000      2,750,700
                                               ----------     ----------
                                              $ 5,700,000    $ 9,824,400
                                               ==========     ==========

          The secured notes bear interest at 9% compounded monthly with equal monthly payments of principal and interest commencing on August 1, 1992 in an amount necessary to fully amortize the principal and accrued interest over a 30-year period, with the entire unpaid principal and interest due and payable on July 1, 1999. In 1994, the Partnership paid $888,000 for interest on these notes.

             (b) An affiliate of the General Partner earned compensation for specific services provided to the Partnership. The Partnership reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $467,600, $496,600 and $514,400 for such expenses in 1994, 1993 and 1992, respectively.

          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                         1994          1993         1992
                                       --------      --------     --------
                  Management fees    $  505,400    $  487,400   $  453,400
                  Property management
                   salaries
                   (reimbursed)         333,600       335,500      328,000
                  Hotel salaries
                     (reimbursed)     1,778,900     1,702,500    1,459,000

          As compensation for negotiating the modification of the notes payable as discussed in Note 3, and in accordance with the Partnership Agreement, Glenborough was paid a transaction fee of $99,000 in 1992.

          In accordance with the Partnership Agreement, Glenborough Corporation was paid $80,250 in 1994 as a 3% property disposition compensation associated with the sale of Branford Business Park (as discussed in Note 7).

             (c) None of the members of the General Partner were indebted to the Partnership during this fiscal year.

             (d)  Compensation   received  by   the  General   Partner  and
                  affiliates is disclosed under Item 11.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP



      By: /s/ Robert Batinovich            By: Glenborough Realty Corporation,
          --------------------------           a California corporation,
         Robert Batinovich                    the Managing General Partner
         General Partner

         Date:  September 19, 1995             By: /s/ Robert Batinovich
                                               ---------------------------
                                                 Robert Batinovich
                                                 President and
                                                 Chairman of the Board

                                                 Date: September 19, 1995
                                                 ---------------------

                                               By: /s/ Andrew Batinovich
                                               ----------------------------
                                                  Andrew Batinovich
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 and Director

                                                 Date: September 19, 1995
                                                 ---------------------

                                               By: /s/ Eugene F. Daly
                                                 ----------------------------
                                                 Eugene F. Daly
                                                 Director

                                                 Date: September 19, 1995
                                                 ---------------------


                                               By: /s/ J. Sydney Whalen
                                               ------------------------------
                                                 J. Sydney Whalen
                                                 Director

                                                 Date: September 19, 1995
                                                 ----------------------


       (A Majority of the Board of Directors of the General Partner)