Form 10-Q/A
period 1995-03-31
OUTLOOK INCOME FUND 9
filed 1995-11-03
CIK 801449

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






          PART II.  OTHER INFORMATION


          Item 6.   Exhibits

                    (a)  Exhibits



                                                  Incorporation by
          Exhibit No.   Description               Reference to
          -----------------------------------------------------------------

          27.1          Financial Data Schedule   EDGAR Exhibit No.
                                                  EX-27 for  March 31, 1995
                                                  Form 10-Q
                                                  Registration No. 0-15837






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


                                        OUTLOOK INCOME FUND 9,
                                        A CALIFORNIA LIMITED PARTNERSHIP


                                        By: Glenborough Realty Corporation
                                        a California corporation
                                        Managing General Partner




          Date: November 1, 1995        By: /s/ Andrew Batinovich
                                        ----------------------------
                                        Andrew Batinovich
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Director