Form 10-Q/A
period 1995-06-30
OUTLOOK INCOME FUND 9
filed 1995-11-03
CIK 801449

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






          PART II.  OTHER INFORMATION

          Item 6.   Exhibits

                    (a)  Exhibits


                                                  Incorporation by
          Exhibit No.   Description               Reference to
          -----------------------------------------------------------------
          27.1          Financial Data Schedule   EDGAR Exhibit No.
                                                  EX-27  for June  30, 1995
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


                                       OUTLOOK INCOME FUND 9,
                                       A CALIFORNIA LIMITED PARTNERSHIP


                                       By: Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: November 1, 1995           By:
                                               ----------------------------
                                               Andrew Batinovich
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Director