Form 10-Q
period 1995-09-30
OUTLOOK INCOME FUND 9
filed 1995-11-14
CIK 801449

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

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

                                  Yes  X     No
                                      ----      ----
        Total number of units outstanding as of September 30, 1995: 35,742,572

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                               September 30,  December 31,
          Assets                                   1995           1994
          -------                               -----------   ------------
          Real estate investments, at cost:
            Land                                $  4,192       $  4,192
            Building and improvements             25,758         25,510
                                                 --------       --------
                                                  29,950         29,702
            Less accumulated depreciation         (9,276)        (8,479)
                                                 --------       --------
                Net real estate investments       20,674         21,223

          Property held for sale, net                  -          9,282
          Property held pending foreclosure,
           net                                         -          3,591
          Cash and cash equivalents                  554            801
          Notes receivable                         2,000          2,000
          Accounts receivable, net                   181             87
          Prepaid expenses and other assets          276            280
          Deferred financing costs and other
            fees (net of accumulated
            amortization of $1,159 and
            $1,014 in 1995 and 1994,
            respectively)                            634          1,015
                                                 --------       --------
                  Total assets                  $ 24,319       $ 38,279
                                                 ========       ========















                                     (continued)

                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Balance Sheets - continued
                         (in thousands, except Unit amounts)
                                     (Unaudited)

                                               September 30,  December 31,
                                                   1995           1994
                                                -----------    -----------
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Notes payable - secured               $ 14,875       $ 26,076
          Participating notes:
            Notes issued and outstanding           4,591          5,229
            Accrued interest, thereon              4,436          4,582
            Less: Notes held in trust             (2,329)          (544)
                  Accrued interest, thereon       (2,226)          (413)
                                                 --------       --------
              Net due to outside holders           4,472          8,854


          Note payable - unsecured                   500              7
          Accrued interest payable                   708            785
          Accounts payable                           134            152
          Accrued expenses                           172            247
          Deferred income and security
           deposits                                   65            134
                                                 --------       --------
              Total liabilities                   20,926         36,255

          Partners' equity (deficit):
            General Partner                         (393)          (407)
            Limited Partners, 35,742,572
              Equity Units outstanding             3,786          2,431
                                                 --------       --------
                Total partners' equity             3,393          2,024
                                                 --------       --------
                  Total liabilities and
                   partners' equity             $ 24,319       $ 38,279
                                                 ========       ========














                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Nine months ended  Three months ended
                                            September 30,       September 30,

                                          1995        1994    1995        1994
                                          ------     ------   ------     ------
     Revenues:
       Operating                          5,981      7,454    1,624      2,388
       Interest and other                   337        381      106        184
                                          ------     ------   ------     ------
          Total revenues                  6,318      7,835    1,730      2,572
                                          ------     ------   ------     ------
     Expenses:
       Operating (including $1,340 and
        $1,975 paid to affiliates in
        the nine months ended September
        30, 1995 and 1994, respectively)  3,955      4,999    1,070      1,710
       General and administrative
        (including $344 and $361 paid
        to affiliates in the nine
        months ended September 30, 1995
        and 1994, respectively)             424        440      134        142
       Depreciation and amortization      1,200      1,424      337        515
       Interest                           1,629      2,315      408        770
                                          ------     ------   ------     ------
          Total expenses                  7,208      9,178    1,949      3,137
                                          ------     ------   ------     ------

     Loss before extraordinary items       (890)    (1,343)    (219)      (565)

     Extraordinary items:
       Gain on sale of asset                158          -        3          -
       Gain on deed-in-lieu of
        foreclosure                         186          -      (10)         -
       Gain from Participating Notes
        purchased                         1,915          -      (14)         -
                                          ------     ------   ------     ------
        Total extraordinary items         2,259          -      (21)         -

     Net income (loss)                  $ 1,369    $(1,343) $  (240)   $  (565)
                                          ======     ======   ======     ======
     Net income (loss) per Equity
       Unit                             $  0.04    $ (0.04) $ (0.01)   $ (0.02)
                                          ======     ======   ======     ======

     Distributions per Equity Unit      $     -    $     -  $     -    $     -
                                          ======     ======   ======     ======


                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity
                                          --------    --------    --------

          Balance at December 31, 1993   $   (378)   $  5,295    $  4,917

          Net loss                            (13)     (1,330)     (1,343)
                                          --------    --------    --------

          Balance at September 30, 1994  $   (391)   $  3,965    $  3,574
                                          ========    ========    ========


          Balance at December 31, 1994   $   (407)   $  2,431    $  2,024

          Net income                           14       1,355       1,369
                                          --------    --------    --------

          Balance at September 30, 1995  $   (393)   $  3,786    $  3,393
                                          ========    ========    ========























                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Nine months ended
                                                               September 30,
                                                             -----------------
                                                                1995      1994
                                                              ------    ------
     Cash flows provided by operating activities:
       Net income (loss)                                    $ 1,369   $(1,343)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                        1,200     1,424
         Gain on sale of asset                                 (158)        -
         Gain on deed-in-lieu of foreclosure                   (186)        -
         Gain from Participating Notes purchased             (1,915)        -
     Changes in assets and liabilities:
         Accounts receivable                                    (95)     (120)
         Prepaid expenses and other assets                      (55)     (149)
         Deferred financing and other fees                      130       (90)
         Accounts payable                                       (18)      (27)
         Accrued expenses                                       (60)      181
         Accrued interest payable                               291       463
         Deferred income and security deposits                  (69)      (16)
                                                            --------  --------
     Net cash provided by operating activities                  554       323
                                                            --------  --------
     Cash flows provided by (used for) investing activities:
         Acquisitions of and additions to real estate          (264)     (383)
         Proceeds from sale of Millwood                       9,352         -
                                                            --------  --------
       Net cash provided by (used for) investing activities   9,088      (383)
                                                            --------  --------
     Cash flows provided by (used for) financing activities:
       Notes payable principal payments                      (7,664)     (399)
       Repayment of unsecured notes payable                  (2,007)       (2)
       Borrowings on unsecured notes payable                  2,500         -
       Payment of Participating Notes and accrued
         interest from Millwood sale                           (609)        -
       Buy-back of Participating Note units - discounted     (2,109)        -
                                                            --------  --------
         Net cash used for financing activities              (9,889)     (401)
                                                            --------  --------
     Net decrease in cash and cash equivalents                 (247)     (461)

     Cash and cash equivalents at beginning of period           801     1,375
                                                            --------  --------
     Cash and cash equivalents at end of period             $   554   $   914
                                                            ========  ========

     Supplemental disclosure of cash flow information:
       Cash paid for interest                               $ 1,336   $ 1,653
                                                            ========  ========



                                   -continued-

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                             -----------------
                                                                1995      1994
                                                              ------    ------
     Supplemental disclosure of noncash transactions:
        Reduction of accrued interest payable resulting from
        purchase of Participating Notes at discount         $  1,929  $     -
                                                            ========  ========
        Reduction of real estate investments resulting
        from a deed-in-lieu of foreclosure                  $  3,718  $     -
                                                            ========  ========
        Reduction of note payable resulting from a
        deed-in-lieu of foreclosure                         $  3,537  $     -
                                                            ========  ========




































                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 1.  SIGNIFICANT ACCOUNTING POLICY
                   -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, A California Limited Partnership (the "Partnership"), as of September 30, 1995 and December 31, 1994, and the related statements of operations for the nine and three months ended September 30, 1995 and 1994, and the changes in partners' equity and cash flows for the nine months ended September 30, 1995 and 1994.

          Note 2.  REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                   ----------------------------------------------
          These   unaudited   financial  statements   should  be   read  in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.  TRANSACTIONS WITH AFFILIATES
                   ----------------------------
          Glenborough Corporation and Glenborough Hotel Group ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for management services. Included in operating expenses for the nine months ended September 30, 1995 and 1994, are the following amounts paid to Glenborough:

                                              1995       1994
                                           --------    --------
          Property management fees        $ 123,500   $ 175,800
          Property salaries (reimbursed)    141,000     256,600
          Hotel management fees             184,600     204,700
          Hotel salaries (reimbursed)       891,200   1,338,300

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $343,900 and $351,800 by the Partnership for such expenses during the nine months ended September 30, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

          In addition, in accordance with the Partnership Agreement, the Partnership paid Glenborough a transaction fee in January 1994 of $9,500 for negotiating the October 1993 financing in the form of

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

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

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 5). The Partnership recognized a gain on sale on its 1995 Statement of Operations in the amount of $158,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

          Note 5.   PARTICIPATING NOTES
                    --------------------

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 45% of the Noteholders accepted the Offer. Buying back these notes has provided a significant interest savings to the Partnership, which has benefited the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

          In 1995, when it came time to actually buy back the Notes from those investors who had accepted the offer in 1994, several of those investors declined. The resulting repurchase totalled $2,102,000 in original Note principal. The related accrued interest on these Notes was $1,899,000, which was not paid and represented the discount the Partnership received in the buyback. The Partnership used the proceeds from a $2,000,000 short-term loan to fund the repurchase (further discussion follows). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

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

          On June 9, 1995, the Partnership paid $610,000 ($315,000 of Participating Notes principal with accrued interest in the amount of $295,000) to the Noteholders as a result of the sale of Millwood Estates in accordance with the Participating Notes Indenture.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "second Offer") to the remaining Noteholders. The second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (ie. the purchase price for each Note will be $1.35 compared to an approximate current Note and accrued interest value of $1.95). The second Offer is contingent upon the Partnership's ability to raise the funds necessary from the sale of properties or third-party financing for the repurchase. The Partnership reserves the right to repurchase only some of the Notes or not to repurchase any Notes, depending upon the amount of Noteholders who accept the second Offer and the price at which the Partnership is able to sell the properties. The second Offer expires October 31, 1995, but the Partnership has extended the expiration to December 31, 1995.

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

          The Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $186,000 primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

          Note 7.   NOTE PAYABLE-UNSECURED
                    ----------------------
          In September 1995, the Partnership borrowed $500,000 from an unaffiliated third-party. Interest is payable monthly at 10.75% until maturity of May 1996. Proceeds from the loan were used to supplement cash in order to facilitate the repayment of Participating Notes and related accrued interest as a result of the sale of the Millwood property (see Note 5 for further discussion).

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

          As part of the effort to reduce debt, in January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 45% of the Noteholders accepted the Offer. Buying back these notes has provided a significant interest savings to the Partnership, which has benefited the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).


          In 1995, when it came time to actually buy back the Notes from those investors who had accepted the offer in 1994, several of those investors declined. The resulting repurchase totalled $2,102,000 in original Note principal. The related accrued interest on these Notes was $1,899,000, which was not paid and represented the discount the Partnership received in the buyback. The Partnership used the proceeds from a $2,000,000 short-term loan to fund the repurchase (further discussion follows). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

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

          On June 9, 1995, the Partnership paid $610,000 ($315,000 of Participating Notes principal with accrued interest in the amount of $295,000) to the Noteholders as a result of the sale of Millwood Estates in accordance with the Participating Notes Indenture.

          In anticipation of a deed-in-lieu of foreclosure of the Regency Residence property as discussed in Note 6 of the Notes to Financial Statements, the Partnership recorded a net realizable value reserve in the amount of $835,900 at December 31, 1994 and reclassed the net book value to "Property held pending foreclosure, net" on the Partnership's balance sheet. The realizable value reserve brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property. Title to the property passed to the lender on May 26, 1995 (see Note 6 of the Notes to Financial Statements).

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

          In September 1995, the Partnership borrowed $500,000 from an unaffiliated third-party. Interest is payable monthly at 10.75% until maturity of May 1996. Proceeds from the loan were used to supplement cash in order to facilitate the repayment of Participating Notes and related accrued interest as a result of the sale of the Millwood property (see Note 5 for further discussion).

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

          Accounts receivable at September 30, 1995 increased $94,000 to $181,000 from $87,000 at December 31, 1994 due primarily to an increase in accounts receivable at the Memphis and Tempe properties associated with tour groups which accounted for a large percentage of occupancy at the properties. Management expects full collection of these receivables and payments are currently being made on the accounts.

          Deferred financing costs and other fees decreased by approximately $381,000 from December 31, 1994 to September 30, 1995 as a result of the amortization of costs and the sale of Millwood Estates Apartments. Net loan fees in the amount of $193,000 relating to the Millwood loan were written-off as a result of the sale of the property.

          The $11,201,000 decrease in notes payable-secured from December 31, 1994 to September 30, 1995 was primarily due to the payoff of the loan secured by the Millwood property in the amount of $7,618,000 as part of the sale on March 28, 1995 and the write-off of the debt associated with the Regency Residence property deed-in-lieu of foreclosure on May 26, 1995 in the amount of $3,537,000.

          Accrued expenses decreased approximately $75,000 from $247,000 at December 31, 1994 to $172,000 at September 30, 1995 due to the payment of property taxes.

          Security deposits decreased $69,000 from $134,000 at December 31, 1994 to $65,000 at September 30, 1995 primarily due to the security deposits related to the Millwood Estate Apartments property in the amount of $66,000.

          Management's ongoing business plan for the Partnership is to preserve capital, reduce debt and rebuild reserves. Management has already successfully restructured the Partnership's deferred interest debt, which has lowered interest expense and stabilized payments through the loan terms, and paid down the Participating Notes at a discount. By restructuring and/or reducing debt, building reserves, suspending distributions, and prudent day to day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

          Results of Operations
          ----------------------
          Operating revenues of $5,981,000 for the nine month period ending September 30, 1995 decreased $1,473,000 compared to the nine month period ending September 30, 1994 primarily as a result of decreased revenue resulting from the disposition of the Millwood and Regency Residence properties which accounted for a $937,000 and $556,000 decrease, respectively. Occupancies of the Partnership's remaining properties did not vary significantly from September 30, 1994 to September 30, 1995.

          Following is a comparison of occupancy (and average daily room rate for the hotels) of the properties currently owned by the
          Partnership:

                                                 Occupancy Level
                                                   Percentage
                                               ------------------
                                           September 30, September 30,
                                               1995          1994
                                             ---------     ---------
          Lake Mead Apartments                  89%           93%
          Bryant Lake Phases I and II          100%          100%
          Bryant Lake Phase III                 99%           93%
          Country Suites - Memphis              75%           77%
               Average Daily Room Rate       $52.38        $53.26
          Country Suites - Tempe                88%           86%
               Average Daily Room Rate       $49.29        $43.57

          Operating expenses of $3,955,000 for the nine month period ending September 30, 1995 decreased $1,044,000 compared to the nine month period ending September 30, 1994 primarily as a result of decreased expenses resulting from the disposition of the Millwood and Regency Residence properties which accounted for a $409,000 and $558,000 decrease, respectively.

          The decrease in depreciation and amortization of $224,000 from September 30, 1994 to September 30, 1995 is a result of the decrease in depreciable assets relating to the disposition of the Millwood and Regency Residence properties.

          The decrease in interest expense of $686,000 from September 30, 1994 to September 30, 1995 is a result of the disposition of the Millwood and Regency Residence properties and their related notes payable which accounted for a $369,000 and $134,000 decrease, respectively. In addition, $170,000 of the decrease relates to the combination of the repurchase and the paydown of the Participating Notes by the Partnership.

          As discussed in Note 4 of the Notes to Financial Statements, the sale of Millwood Estates resulted in a gain of $158,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 6 of the Notes to Financial Statements, the Regency Residence deed-in-lieu of foreclosure resulted in a gain of $186,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 5 of the Notes to Financial Statements, the repurchase of Participating Notes and the forgiveness of the related accrued interest resulted in a gain of $1,915,000 and is included on the Partnership's 1995 statement of operations.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         None.

                    (b)  Reports on Form 8-K

                         None.

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


                                        OUTLOOK INCOME FUND 9,
                                        A CALIFORNIA LIMITED PARTNERSHIP


                                        By: Glenborough Realty Corporation
                                            a California corporation
                                            Managing General Partner




          Date: November  , 1995            By: /s/ Andrew Batinovich

                                                ---------------------------
          -
                                                Andrew Batinovich
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Director