Form 10-K405
period 1995-12-31
OUTLOOK INCOME FUND 9
filed 1996-04-01
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the year ended December 31, 1995
                                          OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from         to

                           Commission file number:  0-15837

                                OUTLOOK INCOME FUND 9,
                            A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)

                    California                            33-0202964
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

       400 South El Camino Real, Suite 1100               94402-1708
               San Mateo, California                      (Zip Code)
     (Address of principal executive offices)

         Partnership's telephone number, including area code: (415) 343-9300
           Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                                   (Title of class)

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

          On June 15, 1993, the Partnership purchased the Participating Notes ($545,300) and accrued interest thereon ($309,800), held by the former general partner, for $425,000. The difference between the carrying value of the liabilities to the former general partner and the purchase price was recorded as an extraordinary gain in the Partnership's 1993 consolidated statement of operations. The Notes and accrued interest thereon are being held in trust for the benefit of the Partnership.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. Buying back these notes provides a significant interest savings to the Partnership, which benefits the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

          Approximately 45% of the Noteholders accepted the offer and the repurchase occurred in March 1995. The repurchase totalled $2,102,000 in original Note principal. The related accrued interest on these Notes was $1,915,000, which was not paid and represented the discount the Partnership received in the buyback. The Partnership used the proceeds from a $2,000,000 short-term loan to fund the repurchase (further discussion follows). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

          On June 9, 1995, in accordance with the Participating Notes Indenture and as a result of the sale of Millwood Estates, the Partnership retired $637,000 in notes and $592,000 in related accrued interest. Of this amount, the Partnership paid $609,000 ($314,000 of Participating Notes principal and accrued interest of $295,000) to outside Noteholders, the remainder represented a retirement of notes held in trust for the Partnership.

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "second Offer") to the remaining Noteholders. The second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note will be $1.35 compared to an approximate current Note and accrued interest value of $1.95). The second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of February 1996, 177 Noteholders accepted the offer. The result will be $1,104,000 in notes which will be bought at a purchase price of $1,491,000 in 1996. Through March 27, 1996, the partnership repurchased $863,000 in notes for a purchase price of $1,166,000. The Partnership borrowed an additional $1,100,000 on the $2,000,000 line of credit with an unaffiliated lender to fund the repurchase.

          The General Partners have filed with the Securities and Exchange Commission a Registration Statement proposing a consolidation by merger of several entities, not including the Partnership.

          However, the Registration Statement discloses that, if the merger is completed, the merged entity intends to purchase from the Partnership the Memphis and Tempe hotel properties for a purchase price of $8.7 million, subject to the General Partners obtaining the approval of a majority of the limited partner voting interest in the Partnership. At December 31, 1995, this process has been delayed.

          Competition

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

          Other Factors

          Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership. Although asbestos was found in the acoustical ceiling spray in the offices at one of the Partnership's commercial properties, the level was within complete compliance with applicable law and management is in the process of removing it. There can be no assurance that such regulations will not change or have some material effect on the partnerships in the future.

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

          Item 2.   Properties

          At December 31, 1995, the Partnership had interests in the following properties:

          Lake Mead Estates Apartments

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

          The Clark County economy experienced a slow-down during the early 90's due to the effects of the recession. Lower interest rates attracted first time home buyers away from apartment renting and the local defense department has been down-sizing due to cut-backs. Despite these conditions, occupancy was maintained at or near mid-90% through 1994. In 1995, Nellis Air Force Base completed renovation on its base housing. Occupancy began to drop as military personnel returned to base housing or received military orders to be stationed overseas. At December 31, 1995 the occupancy was 88%. According to research conducted by the Partnership's property manager, during 1995, the average apartment complex occupancy in Clark County was 94%, and the average apartment complex occupancy for the property's competitive area was estimated at approximately 95%. Subsequent to the Partnership's year end, the occupancy has risen to 96%.

          The occupancy level at December 31, expressed as a percentage of the total apartments available for rent and the average rental rates for the apartments for the last five years were:

                                  1995     1994     1993     1992     1991
          Occupancy rate           88%      98%      94%      96%      96%

          Rental rate:
             One bedroom
              /one bath units     $503     $482     $476     $462     $457
             Two bedroom
              /two bath units     $612     $585     $564     $546     $546

          In the opinion of management, the property is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 2.60% based upon 100% of the assessed market value, resulting in annual taxes of approximately $54,000.

          On September 19, 1988, the Partnership obtained a loan from American National Insurance Company in the original amount of $4,000,000, secured by a note and first deed of trust secured by the property. The note requires monthly principal and interest payments of $34,000 at an annual interest rate of 9.625% and matures on October 1, 2018. At December 31, 1995, the outstanding balance of the note was $3,764,000.

          Bryant Lake Business Center - Phases I & II

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

          According to research conducted by the Partnership's property manager, the Twin Cities area and its surrounding suburban economy has been characterized by diversity, stability and long term growth trends. Unemployment has been relatively low and industrial expansion has continued with moderation through the early 90's. Industrial and office market absorption had softened slightly since 1990 but tightened in 1992 after a recent wave of build-to-suit property construction.

          The property was 100% leased at year end 1995 with a major tenant lease expiration occurring in December 1996. Management is in negotiations to renew, however the space will also be marketed for lease if necessary. The property is in excellent physical condition and no capital improvements are planned for 1996.

          The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                           Occupancy Level     Average Annual Effective
          Year               Percentage          Rent Per Square Foot
          1995                  100%                  $6.81
          1994                  100%                   6.48
          1993                   96%                   6.67
          1992                  100%                   6.48
          1991                   95%                   6.04


          At December 31, 1995, annual effective rental rates ranged from $4.40 to $11.33 per square foot.

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

          Nature of business       Office/lab     Office/        Office/
                                   warehouse      warehouse      computer
                                                                 systems

          Lease term               13 years       7 years        7 years

          Expiration date          9/30/97        12/31/96       3/31/01

          Square feet              25,796         13,815         19,300
          (% of total)             32%            17%            24%

          Annual effective rent    $161,999       $113,877       $91,675

          Rent increases           CPI            Fixed          Fixed
                                                  Increases      Increases

          Renewal options          1-3 year       None           1-5 year
                                   option                        option

          In the opinion of management, the property is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 6.31% based upon 100% of the assessed market value, resulting in annual taxes of approximately $186,000.

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

          On November 30, 1990, the Partnership purchased the remaining 50% limited partnership interest. As consideration for the purchase, the sellers will be entitled to 25% of net cash flow, if any, from operations and ultimate disposition of the property, as provided in the purchase agreement. Through December 31, 1995, no net cash flow payments have been due or payable to the seller. As a consequence of the purchase, the Joint Venture was dissolved and the assets and liabilities of the Joint Venture were transferred to the Partnership.

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

          The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                           Occupancy Level Average Annual Effective Rent
          Year               Percentage           Per Square Foot

          1995                  100%                  $7.16
          1994                   96%                   6.68
          1993                   97%                   6.35
          1992                   91%                   5.16
          1991                   82%                   6.30

          At December 31, 1995, annual effective rental rates ranged from $5.20 to $8.88 per square foot.

          Three tenants occupy ten  percent or more of the  leasable square
          footage  of the  property.   The  principal  provisions of  their
          leases and the nature of the tenants' businesses are:

                                Seasonal       Keomed,
                                Specialties     Inc.          SalesForce

          Nature of business    Office         Office/        Office/
                                               warehouse      warehouse

          Lease term            8 years        6 years        6 years

          Expiration date       12/31/00       5/31/97        3/31/97

          Square feet           13,802         10,083         17,455
          (% of total)          15%            11%            19%

          Annual effective rent $64,036        $73,320        $155,040

          Rent increases        None           None after     None
                                               June 1994

          Renewal options       None           None           None

          In the opinion of management, the property is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 6.35% based upon 100% of the assessed market value, resulting in annual taxes of approximately $218,000.

          The Partnership obtained a loan in the original amount of $4.850,000 secured by first deeds of trust on the Bryant Lake Phase III and Bryant Lake Phases I and II properties. The note requires monthly interest-only payment of $35,000 through November 1, 2000.

          Country Suites By Carlson - Memphis

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

          During 1993, the hotel underwent significant improvements including internal and external painting, landscaping and the installation of a new computer system at a total cost of $156,300 in order to meet the Country Suites By Carlson standards. By upgrading the hotel's physical and aesthetic appeal, management has not only met the Country Suites By Carlson franchise standards but also improved the potential average room rates which was apparent during 1994. In 1995, improvements included new mattresses, televisions, carpet, sleeper sofas, HVAC units and general room upgrades in some of the rooms. Similar improvements are proposed for 1996 in order to stay competitive with new hotels in the area.

          The target market is small corporate business, larger contract accounts and government/military business; each of which provides a strong base of week-day revenues. In addition, transient business and discounted leisure groups provide on-going week-end revenues. Marketing efforts will continue to focus on new account development within the business and government sector to build a strong base of week-day clients. The franchise reservation system, which books the highest rated room rates, has matured and helps to aid the property in earning a higher average daily room rate. With a strengthening of the local economy, including the addition of nearby gaming hotels and boats, the supply has now outpaced the demand for hotel rooms and occupancy has begun to drop.

          The 121 suites are summarized as follows:

                                           Sq. Ft.             Total
             No.           Description    Per Ste.           Sq. Ft.
              17           Twins               367             6,239
              42           1 Bedroom           367            15,414
               6           Kings               367             2,202
              56           Studio              248            13,888
             121                                              37,743

                           Atrium lounge and office            2,429
                           Laundry and storage                 1,515
                           Meeting rooms                       1,300
                           Total enclosed area                42,987

          The property's average occupancy level and average daily room rate for the past five years were:

                              1995      1994      1993      1992
          1991
          Average occupancy
           level              72%       75%       75%       72%        69%
          Average daily
           room rate          $52.68    $53.21    $49.40    $50.80
          $51.75

          The above rates are for 1-7 night stays and include any extended stay, corporate or military discounts.

          Competing hotels in the area quoted average daily room rates from $55.00 for a weekday stay to $149.00 for a weekend stay, double occupancy, according to research conducted by Partnership's General Manager. Rates quoted include extended or commercial stays or senior or military discounts.

          In the opinion of management, the property is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 3.16% based upon 40% of the assessed market value, resulting in annual taxes of approximately $175,000.

          The property is owned by the Partnership in fee, subject to a note and first deed of trust in the original amount of $1,371,000 payable to GLENFED Service Corporation. In July 1992, the
          Partnership negotiated a restructure of the original note. The new note bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $29,000 until the note matures in July 1999, when all principal and interest is due and payable. The outstanding principal balance of the restructured note at December 31, 1995, was $3,504,000.

          Country Suites By Carlson - Tempe

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

          On November 4, 1993, the Partnership finalized the purchase of the minority interest in the consolidated joint venture from OIF 10 and Country Suites By Carlson - Tempe has since then been 100% owned by the Partnership. The total purchase price of $1,225,000 included a cash payment of $950,000 plus the cancellation of the

          $275,000 note receivable from OIF 10 originally owed to an affiliate of the former general partner which was purchased by the Partnership in June 1993.

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

          The hotel is well located within the high tech, government and business strip in the fourth largest and most progressive city in the valley (according to research conducted by the property's General Manager). Although the local economy is fairly strong, low visibility from the freeway and the effects of the recession on travel had curbed the hotel's profitability. Furthermore, city government will not approve a larger sign to improve visibility of the hotel, so management is considering other options to attract "walk-in" business. Despite these local factors, management used aggressive marketing and a strong reservations network which resulted in an improvement in average occupancy and room rates during the course of the year.

          The target markets included tour groups which resulted in a good portion of revenues. Management also continued to develop commercial accounts to provide a base for non-tourist season. In addition, an account executive has been hired to focus on direct sales calls to maximize new account development. Furthermore, the franchise reservation system, which books the highest rated room rates, has matured and helps to aid the property in earning a higher average daily room rate. The discount segment constituted the largest base of revenues.

          During 1993, a total of $81,700 was invested in capital improvements to enhance the interior and exterior building's physical appearance and comply with A.D.A. requirements. In addition, a new computer hardware and software package was installed to accommodate the industry's most sophisticated processing capabilities. A total of $111,600 in capital improvements was paid in 1994 to replace dated soft goods in the rooms as well as to complete major landscaping, replace carpeting, flooring and furniture. In 1995, $155,000 was spent on improvements necessary to upgrade some of the rooms and $103,000 is budgeted for similar improvements in 1996.

          The 139 suites are summarized as follows:

                                           Sq. Ft.             Total
             No.           Description    Per Ste.           Sq. Ft.
              29           Queens              361            10,469
              24           1 Bedroom           361             8,664
              13           Kings               418             5,434
              71           Studio              196            13,916
               2           Handicap            361               722
             139                                              39,205

                           Office, laundry and storage,
                           Elevator, meeting rooms             5,240
                           Total enclosed area                44,445

          The property's average occupancy level and average daily room rate for the last five years were:

                               1995      1994      1993      1992     1991

           Average occupancy
            level              87%       85%       70%       53%      54%

           Average daily room
            rate               $49.82    $44.60    $43.70    $45.80
          $47.63

          The above rates are for 1-7 night stays and include any extended stay, corporate or military discounts.

          Competing hotels in the area quoted average daily room rates from $55.00 for a weekday stay to $140.00 for a weekend stay, double occupancy, according to research conducted by the Partnership's General Manager. Rates quoted include extended or commercial stays or senior or military discounts.

          In the opinion of management, the property is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 14.95% based upon 25% of the assessed market value, resulting in annual taxes of approximately $107,000.

          The Partnership owns  the property  subject to a  note and  first deed payable to GLENFED Service Corporation. The note bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $22,500 until the note matures in July 1999, when all principal and interest will be due and payable. The outstanding principal balance of the note at December 31, 1995, was $2,727,000.

          Item 3.   Legal Proceedings

          The response to this item is incorporated by reference to Note 4 of the Notes to Consolidated Statements contained in Part II,
          Item 8.

          Item 4.   Submission of Matters to a Vote of Security Holders

          During the fourth quarter of fiscal year 1995, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

          Holders

          As of December 31, 1995, 2,573 holders of record held 35,742,572 Equity Units and 409 holders of record held 4,591,000 Notes, including 2,329,000 Participating Notes purchased by the Partnership.

          Cash Distributions

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

          At December 31, 1995, holders of Equity Units had an original capital balance of $35,742,600 and cumulative priority returns of approximately $19,208,100. Holders of the Notes had a principal balance of $4,591,800 (including Participating Notes of $2,329,000 purchased by the Partnership and held in trust for the benefit of the Partnership) and accrued interest of approximately $4,582,000 (including accrued interest of $2,297,000 relating to the Participating Notes purchased by the Partnership). The capital accounts of the Equity Unitholders continue to accrue priority returns at a rate of 9% per annum. The cumulative priority returns of the Equity Unitholders do not represent obligations of the Partnership, but only represents amounts which must be paid before any distributions can be paid to other partners. The principal balance of the Notes continues to accrue interest at a rate of 12%. Reference should be made to the
          Partnership's partnership agreement for a more complete description of preferential distributions.

          In January, 1995 and June, 1993, the Partnership purchased a portion of the original Participating Notes at a discounted rate for a total of $2,109,000 and $425,000, respectively, which resulted in a gain of $1,915,000 and $428,000, respectively (see the accompanying consolidated statements of operations).

          Item 6.   Selected Financial Data

          The following is selected data for the five years ended December 31, 1995 (in thousands, except per Unit data).

          The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.
                                  1995     1994     1993     1992     1991
          Revenue               $8,202  $10,061   $ 9,913 $ 9,642  $ 9,384

          Net loss before
           extraordinary
           gain (1)             $(1,134)$(2,893)  $(3,949)$(2,646)$
          (2,708)

          Net loss before
           extraordinary
           gain per Unit        $(0.03) $ (0.08)  $ (0.11)$ (0.07)$
          (0.08)

          Net income (loss)     $  969  $(2,893)  $(3,521)$(2,646)$
          (2,708)

          Net income (loss)
           per Unit             $ 0.03  $ (0.08)  $ (0.10)$ (0.07)$
          (0.08)

          Distributions per Unit:
            From net income     $  ---  $   ---   $   --- $   ---  $   ---
            Representing return
             of capital         $  ---  $   ---   $   --- $   ---  $  0.01

          Total assets          $24,047 $38,279   $41,761 $45,910  $47,795

          Secured notes
           payable              $15,345 $26,076   $27,223 $26,451  $26,740

          Participating Notes   $4,591  $ 5,229   $ 5,229 $ 5,229  $ 5,229

          (1) Please see the discussion regarding the 1993 impairment writedown included in Note 3 of the Notes to Financial Statements and discussion regarding the extraordinary gain included in Note 7 of the Notes to Financial Statements.

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

          The Partnership's original plan was to pay 9% current distributions to the Equity Unit investors. The primary source for these distributions was to be two-fold: First, income warranties given by sellers to maintain property income at a high level while the properties were in their start-up phase; and second, deferred interest debt that allowed the Partnership to use borrowed money without having to make current loan payments. Most of the Partnership's debt, including the Notes, was of this type. Thus, the income warranties subsidized the property income, and the deferred interest debt allowed cash flow that would normally have been required for debt service to be used for distributions. By using these techniques, the Partnership was able to pay distributions at a high level in the hope that the actual property cash flow and value of the properties would increase enough that, (i) when the income warranties and interest deferrals expired, the property cash flow would be able to make the new loan payments without reducing distributions, and (ii) when the property was sold, the value would have increased enough to absorb the higher mortgage balance without eroding the original equity. It is now evident that the original overall plan will not be realized. All distributions made by the Partnership to its investors have represented return of capital.

          The Partnership historically paid more in distributions than it earned, and had depleted its reserves. Additionally, all income warranties expired prior to December 31, 1991 and in 1992, the deferred interest debt was restructured and loan payments commenced (see Note 5 in notes to financial statements). During 1993, the Partnership paid approximately $768,700 in capital improvements, leasing expenses and loan fees and in 1994, $577,000 was paid for these costs. In light of these events and management's intent to rebuild reserves to a level of at least $2,000,000, the suspension of distributions was essential. The Partnership's December 31, 1995 cash balance was $591,000. For the year ended December 31, 1995, the Partnership realized positive cash flows from operations after capital improvements, leasing commissions and debt service.
          At this time, management is unable to predict when distributions will resume.

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

          When the Partnership was originally formed, the former general partner purchased a large block of the Participating Notes issued by the Partnership. In 1993, the Partnership negotiated a heavily discounted purchase of those Notes from the former general partner. On June 15, 1993, the Partnership purchased the Notes, representing a combined principal and accrued interest of $853,300, for a price of $425,000. The difference of $428,300 represented an extraordinary gain from the Participating Notes purchase in the 1993 statement of operations. These Notes continue to accrue interest thereon and are being held in trust for the benefit of the Partnership.

          On October 29, 1993, the Partnership obtained a loan in the amount of $950,000 through a note and first deed of trust secured by Branford Business Park. The note bore interest at a rate of 8%; payable in monthly interest only installments of $6,500 until maturity on May 5, 1994. The note included an option to extend the loan term upon written agreement between the Partnership and the lender, and on April 8, 1994, the Partnership made a principal paydown in the amount of $250,000 as required by the lender in order to extend the maturity date of the note to November 7, 1994 to allow sufficient time to close the sale of the property. The remaining balance of $700,000 was paid off with the proceeds from the sale of the property on November 15, 1994 (see Note 3).

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

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was being made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the cash needed to repurchase the Notes at a discount. The Offer originally expired December 1, 1994 but was extended an additional 60 days. Approximately 45% of the Noteholders accepted the offer. Buying back these notes will provide a significant interest savings to the Partnership, which will benefit the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

          In anticipation of the Regency Residence property being assigned to the bank by a deed-in-lieu of foreclosure in 1995 as discussed in Note 3 of the Notes to Financial Statements, the Partnership recorded a realizable value reserve in the amount of $835,900 at December 31, 1994. This brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property.

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

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 9). The Partnership recognized a gain on sale on its 1995 Statement of Operations in the amount of $154,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.

          The General Partners filed with the Securities and Exchange Commission a Registration Statement proposing a consolidation by merger of several entities, not including the Partnership. However, the Registration Statement discloses that, if the merger is completed, the merged entity intends to purchase from the Partnership the Memphis and Tempe hotel properties for a purchase price of $8.7 million, subject to the General Partners obtaining the approval of a majority of the limited partner voting interest in the Partnership. As of December 31, 1995, this process has been delayed.

          In the fourth quarter of 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for Impairment of Long-Lived Assets and Long-Lived Asset to be Disposed of". There was no impact on the financial position or results of operations of the Partnership from the initial adoption of SFAS 121.

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

          Results of Operations

          1995 versus 1994

          Rental revenues in 1995 decreased $2,214,000 or 23% compared to 1994 primarily as a result of the disposition of the Millwood and Regency Residence properties which accounted for a decrease of $1,369,000 and $911,000, respectively.

          Interest and other revenues of $438,000 decreased by $56,000 in 1995 compared to 1994 due to lower prevailing interest rates and average invested cash balances during 1995.

          1995 operating expenses decreased by $1,402,000 or 21% compared to 1994 primarily as a result of the disposition of the Millwood and Regency Residence properties which accounted for a decrease of $665,000 and $845,000, respectively.

          The 1995 decrease in depreciation and amortization of $345,000 or 18% from 1994 is a result of the decrease in depreciable assets resulting from the disposition of the Millwood and Regency Residence properties.

          The decrease in interest expense of $1,021,000 or 33% from 1995 to 1994 is a result of the disposition of the Millwood and Regency Residence properties and their related notes payable which accounted for a $554,000 and $214,000 decrease, respectively. In addition, $170,000 of the decrease relates to the combination of the repurchase and the paydown of the Participating Notes by the Partnership.

          As discussed in Note 3 of the Notes to Financial Statements, the sale of Millwood Estates resulted in a gain of $154,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 3 of the Notes to Financial Statements, the Regency Residence deed-in-lieu of foreclosure resulted in a gain of $188,000 and is included on the Partnership's 1995 statement of operations.

          As discussed in Note 7 of the Notes to Financial Statements, the repurchase of Participating Notes and the forgiveness of the related accrued interest resulted in a gain of $1,915,000 and is included on the Partnership's 1995 statement of operations.

          1994 versus 1993

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

          General and administrative expenses decreased by $68,000, or 11% from $639,000 in 1993 to $571,000 in 1994. The 1993 expenses included an additional billing by an affiliate for underbilled 1992 general and administrative expenses.

          Depreciation and amortization decreased by $161,000 from $2,042,000 in 1993 to $1,881,000 in 1994 as a result of acquisition items that have been fully depreciated since 1993 at the Memphis and Tempe properties and the December 1993 write-down of the carrying value of Branford Business Park.

          In anticipation of the Regency Residence property being assigned to the bank by a deed-in-lieu of foreclosure in 1995 as discussed in Note 3 of the Notes to Financial Statements, the Partnership recorded a provision to reduce the carrying value of real estate in the amount of $835,900 at December 31, 1994. This brought the net book value of the property down to the amount outstanding (principal and accrued interest) on the note secured by the property.

          Item 8.   Financial Statements and Supplementary Data


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP


                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Page

          Report of Independent Public Accountants  . . . . . . . .   24

          Financial Statements:
             Consolidated Balance Sheets at December 31, 1995
               and 1994 . . . . . . . . . . . . . . . . . . . . . . . 25

             Consolidated Statements of Operations for the
               years ended December 31, 1995, 1994 and 1993 . . . . . 26

             Consolidated Statements of Partners' Equity
               for the years ended December 31, 1995, 1994
               and 1993 . . . . . . . . . . . . . . . . . . . . . . . 27

             Consolidated Statements of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993 . . . . . 28

             Notes to Consolidated Financial Statements   . . . . . . 30

          Financial Statement Schedules:
          Schedule III - Consolidated Real Estate Investments and
               Related Accumulated Depreciation and
               amortization at December 31, 1995  . . . . . . . . . . 45


          Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Partners of
          OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP:


          We have audited the accompanying consolidated balance sheets of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of
          December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


          San Francisco, California,
            March 27, 1996






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

           Consolidated Balance Sheets (in thousands, except Unit amounts)
                              December 31, 1995 and 1994

                        Assets                      1995           1994
          Real estate investments, at cost:
            Land                                $   4,192     $    4,192
            Building and improvements              25,903         25,510
                                                   30,095         29,702
            Less accumulated depreciation          (9,543)        (8,479)
                Net real estate investments        20,552         21,223
          Property held for sale, net                 ---          9,282
          Property held pending foreclosure, net      ---          3,591
          Cash and cash equivalents                   591            801
          Notes receivable                          2,000          2,000
          Accounts receivable, net                    177             87
          Prepaid expenses and other assets           159            280
          Deferred financing costs and other
           fees, (net of accumulated
           amortization of $1,225 and $1,014
           in 1995 and 1994, respectively)            568          1,015
                  Total assets                  $  24,047     $   38,279

            Liabilities and Partners' Equity (Deficit)
          Notes payable - secured               $  15,345       $ 26,076
          Participating notes:
            Notes issued                            4,591          5,229
            Accrued interest, thereon               4,582          4,582
            Less: Notes held in trust              (2,329)          (544)
                Accrued interest, thereon          (2,297)          (413)
              Net due to outside holders            4,547          8,854

          Note payable - unsecured                    ---              7
          Accrued interest payable                    719            785
          Accounts payable                            ---            152
          Accrued expenses                            380            247
          Deferred income and security deposits        63            134
              Total liabilities                    21,054         36,255

          Partners' equity (deficit):
            General Partner                          (397)          (407)
            Limited Partners, 35,742,572
              Equity Units outstanding              3,390          2,431
              Total partners' equity                2,993          2,024
                  Total liabilities and
                   partners' equity             $  24,047       $ 38,279






                     The accompanying notes are an integral part of these consolidated financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)

                 For the Years Ended December 31, 1995, 1994 and 1993


                                                       1995     1994    1993
       Revenues:
         Rental                                     $ 7,610  $ 9,824 $ 9,555
         Interest and other                             438      494     358
         Gain (loss) on sale of asset                   154     (257)    ---

            Total revenues                            8,202   10,061   9,913

       Expenses:
         Operating (including $1,798, $2,618
          and $2,525 paid to affiliates for the
          years ended December 31, 1995, 1994
          and 1993, respectively)                     5,183    6,585   6,351
         General and administrative (including
          $458, $468 and $497 paid to affiliates
          in 1995, 1994, and 1993, respectively)        557      571     639
         Depreciation and amortization                1,536    1,881   2,042
         Interest                                     2,060    3,081   3,068
         Litigation expense                             ---      ---      65
         Provision to reduce carrying value of
          real estate to estimated realizable
          value                                         ---      836   1,697

            Total expenses                            9,336   12,954  13,862

       Loss before extraordinary items               (1,134)  (2,893) (3,949)

       Extraordinary items:

         Gain on debt forgiveness                       188      ---     ---
         Gain from Participating Notes purchased      1,915      ---     428

            Total extraordinary items                 2,103      ---     428

       Net income (loss)                            $   969  $(2,893)$(3,521)

       Net income (loss) per Equity Unit            $  0.03  $ (0.08)$ (0.10)

       Distributions per Equity Unit                $   ---  $   --- $   ---






                     The accompanying notes are an integral part of these consolidated financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                 For the Years Ended December 31, 1995, 1994 and 1993



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity

          Balance at December 31, 1992     $  (343)    $ 8,781     $ 8,438

          Net loss                             (35)     (3,486)     (3,521)

          Balance at December 31, 1993     $  (378)    $ 5,295     $ 4,917

          Net loss                             (29)     (2,864)     (2,893)

          Balance at December 31, 1994     $  (407)    $ 2,431     $ 2,024

          Net income                            10         959         969

          Balance at December 31, 1995     $  (397)    $ 3,390     $ 2,993



























                     The accompanying notes are an integral part of these consolidated financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)

              For the Years Ended December 31, 1995, 1994 and 1993

                                                        1995      1994      1993
 Cash flows provided by operating activities:
   Net income (loss)                               $    969  $ (2,893) $(3,521)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Extraordinary gain from Participating Notes
      purchased                                         ---       ---  (428)
     Provision for impairment                                     836   1,697
     Depreciation and amortization                    1,536     1,881  2,042
     Loss on sale of property                                     257  ---
     Gain on sale of asset                             (154)      ---  ---
     Gain on debt forgiveness                          (188)      ---  ---
     Gain from Participating Notes purchased         (1,915)      ---  ---
 Changes in certain assets and liabilities
     Accounts receivable                                (90)      ---  94
     Prepaid expenses and other assets                   89       (47) 83
     Deferred financing and other fees                 (121)      (28) (74)
     Accounts payable                                  (155)      (33) 153
     Accrued expenses                                   268       ---  ---
     Accrued interest payable                           358       633  705
     Deferred income and security deposits              (11)      (70) (16)

         Net cash provided by (used for)
           operating activities                         586       536  735

 Cash flows used for investing activities:
   Acquisitions of and additions to real estate        (439)     (496) (661)
   Proceeds for the sale of Millwood                  9,557       ---  ---
   Purchase of minority interest in consolidated
     joint venture                                                     (950)
   Closing costs on sale of Branford                    ---      (166) ---

         Net cash used for investing activities       9,118      (662) (1,611)

 Cash flows provided by (used for) financing activities:
   Borrowings on secured notes payable                  ---       ---  950
   Notes payable principal payments                  (7,689)     (448) (178)
   Repayment of unsecured note payable               (2,007)      ---  ---
   Borrowings on unsecured notes payable              2,500       ---  10
   Purchase of notes receivable                         ---       ---  (275)
   Payment of Participating Notes and accrued
     interest from Millwood sale                       (609)      ---  ---
   Buy-back of Participating Note units-discounted   (2,109)      ---  (425)
   Distributions of minority interest on consolidated
     joint venture                                      ---       ---  (50)
         Net cash used for financing activities      (9,914)     (448) 32


                                     (Continued)

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

        Consolidated Statements of Cash Flows (in thousands) - continued
              For the Years Ended December 31, 1995, 1994 and 1993

                                                        1995      1994      1993

 Net decrease in cash and cash equivalents               (210)    (574)   (844)

 Cash and cash equivalents at beginning of period         801    1,375    2,219

 Cash and cash equivalents at end of period           $   591   $  801    $1,375

 Supplemental disclosure of cash flow information:
     Cash paid for interest                           $ 2,026   $2,247    $2,271

 Supplemental disclosure of non-cash transactions:
     Reduction of accrued interest payable resulting
       from purchase of Participating Notes at
       discount                                       $ 1,915   $  ---    $---

     Purchase of Participating Notes:
       Reduction of accrued interest payable
         resulting from purchase of Participating
         Notes at discount                            $   ---   $  ---    $310

     Reduction of participating notes resulting from
       purchase of Participating Notes at discount    $   ---   $  ---    $119
       Purchase of minority interest in consolidated
       joint venture:
     Repayment of note receivable by reduction of
       cash proceeds for purchase of minority
       interest                                       $   ---   $  ---    $275

     Reduction of real estate investments resulting
       from purchase of minority interest in
       joint venture                                  $   ---   $  ---    $123

     Receipt of Notes receivable in sale of property  $   ---   $2,000    $---

     Proceeds from sale used to paydown note payable  $   ---   $  700    $---










                     The accompanying notes are an integral part of these consolidated financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES

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

          Reclassifications  -   Certain  items   in  the  1993   financial
          statements  have  been  reclassified  to  conform  to  the   1994
          financial statement presentation.

          Consolidation and Joint Venture - A joint venture in which the Partnership had an interest of greater than 50% has been consolidated in the accompanying consolidated financial statements. Transactions and balances between the Partnership and this joint venture have been eliminated in consolidation.

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncement - In March, 1995, the Financial accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          Rental Property to be Held and Used - Rental properties are stated at cost and include the related land unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

          Depreciation is provided using the straight line method over the useful lives of the respective assets (see Note 3).

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

                           December 31, 1995, 1994 and 1993

          payable or leases.

          Revenues - All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. At December 31, 1995, no tenant's revenues represented greater than 10% of the Partnership's total revenues.

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

          Note 2.   TRANSACTIONS WITH AFFILIATES

          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                         1995         1994         1993
          Property management fees   $  157,200   $  235,900   $  235,700
          Property salaries
            (reimbursed)                177,400      333,600      335,500
          Hotel management fees         234,500      269,500      251,700
          Hotel salaries
            (reimbursed)              1,228,700    1,778,900    1,702,500

          The Partnership reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $458,400, $467,600 and $496,600 for such expenses in 1995, 1994 and 1993, respectively.

          In accordance with the Partnership Agreement, the General Partner or its affiliates are entitled to property disposition compensation equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $312,000 in 1995 and $80,250 in 1994 associated with the sale of Millwood Estates and Branford Business Park, respectively.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 3.   REAL ESTATE INVESTMENTS

          The cost and accumulated depreciation and amortization of real estate investments as of December 31, 1995 and 1994 are as follows (in thousands):
                                                    Building and
                                           Land     Improvements    Total
          1995:
            Lake Mead Estates
             Apartments                 $   772      $ 5,230      $ 6,002
            Bryant Lake Business
             Center-Phases I & II           945        4,587        5,532
            Bryant Lake Business
             Center-Phase III             1,004        4,792        5,796
            Country Suites By Carlson
             - Memphis                      542        5,071        5,613
            Country Suites By Carlson
             - Tempe                        929        6,223        7,152
                                          4,192       25,903       30,095
            Less accumulated
             depreciation and
             amortization                   ---       (9,543)      (9,543)
                                        $ 4,192      $16,360      $20,552
                                                    Building and
                                           Land     Improvements    Total
          1994:
            Lake Mead Estates
             Apartments                $    772     $  5,230     $  6,002
            Bryant Lake Business
             Center-Phases I & II           945        4,578        5,523
            Bryant Lake Business
             Center-Phase III             1,004        4,728        5,732
            Country Suites By Carlson
             - Memphis                      542        4,907        5,449
            Country Suites By Carlson
             - Tempe                        929        6,067        6,996
                                          4,192       25,510       29,702
            Less accumulated
             depreciation and
             amortization                     -       (8,479)      (8,479)
                                       $  4,192     $ 17,031     $ 21,223

          Property held pending foreclosure:
            Regency Residence Apartments,
             net                       $    762     $ 2,829      $ 3,591
          Property held for sale:
            Millwood Estates Apartments,
             net                       $  1,859     $ 7,423      $ 9,282

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Lake Mead Estates Apartments

          On April 30, 1987, the Partnership acquired Lake Mead Estates, an apartment complex located in Las Vegas, Nevada. The property is encumbered by an all-inclusive trust deed note in the original amount of $4,000,000 (see Note 5).

          Branford Business Park

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

          Regency Residence Apartments

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

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

          Based on the continued low occupancy due to market saturation, and on the property's inability to meet debt service payments, management is negotiated a deed-in-lieu of foreclosure with the lender on the Regency Residence property. The partnership paid all net cash flow (defined as all income collected less operating expenses) to the lender from November 1994 until title to the property passed on May 26, 1995. The principal balance of the note secured by the property on May 26, 1995 was $3,538,986, with a accrued interest in the amount of $98,700.

          The Partnership recorded a write-down of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest at December 31, 1994.

          The Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $188,000 primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

          Millwood Estates Apartments

          On December 2, 1987, the Partnership acquired Millwood Estates Apartments, an apartment complex located in Lynnwood, Washington. The property is encumbered by an all-inclusive trust deed note to the seller in the original amount of $8,000,000 (see Note 5).

          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed in Note 9). The Partnership recognized a gain on sale on its 1995 Statement of Operations in the amount of $154,000. In anticipation of the sale of the property, management reclassified the net book value of Millwood Estates

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Apartments to "Property held for sale" on the Partnership's December 31, 1994 balance sheet.


          Bryant Lake Business Center - Phases I & II

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

          Bryant Lake Business Center - Phase III

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

          On November 30, 1990, the Partnership purchased the remaining 50% limited partnership interest. As consideration for the purchase, the sellers will be entitled to 25% of net cash flow from the operation and ultimate disposition of the property, if any, as provided in the purchase agreement. Through December 31, 1995,

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          no net cash flow payments have been due or payable to the seller. As a consequence of the purchase, the Joint Venture has been dissolved and the assets and liabilities of the Joint Venture have been transferred to the Partnership.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Country Suites By Carlson - Memphis

          On August 1, 1988, the Partnership acquired a 121-unit hotel known as Country Suites By Carlson - Memphis, located in Memphis, Tennessee. A promissory note secured by a first deed of trust in the original amount of $1,371,000, payable to GLENFED Service Corporation encumbered the property. The original note was restructured during 1992 (see Note 5).

          Country Suites By Carlson - Tempe

          On August 1, 1988, the Partnership purchased an undivided 75% Tenancy in Common interest in Country Suites By Carlson - Tempe, a 138-unit hotel located in Tempe, Arizona. The Partnership originally purchased its 75% interest as part of a joint venture with Outlook Income Fund 10 ("OIF 10"), A California Limited Partnership, an affiliated partnership with similar investment objectives and the same General Partner as the Partnership. The property was encumbered by a promissory note and first deed of trust in the original amount of $1,859,000 secured by a deed of trust and assignment of rents and payable to GLENFED Service Corporation. The note payable was restructured during 1992 (see
          Note 5).

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

          The Partnership leases its commercial and industrial property under noncancellable operating lease agreements. Future minimum rents to be received under operating leases as of December 31, 1995 are as follows:

                      1996             $ 1,224,000
                      1997                 817,000
                      1998                 538,000
                      1999                 305,000
                      2000                 299,000
                      Thereafter            35,000
                      Total            $ 3,218,000

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 4.   LITIGATION SETTLEMENT EXPENSE

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

          Note 5.   NOTES PAYABLE

          A summary of notes payable at December 31, 1995 and 1994 follows (in thousands):

                                                          1995        1994
          9.625% note payable related to Lake
          Mead Estates Apartments, secured by
          a  first deed of  trust; payable in
          monthly   principal   and  interest
          installments  of   $34,000  through
          October 1, 2018, at which  time all
          remaining  principal  and  interest
          will be due and
          payable.                                      $ 3,764    $ 3,807

          10.75% note payable, secured by the
          assignment of a $2,000,000 note and
          deed   of   trust  on   12970-12990
          Branford,   payable    in   monthly
          interest only installments of Prime
          plus  2% through  May 28,  1996, at
          which time  all remaining principal
          and interest will be due and
          payable.                                          500         ---

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                                          1995        1994
          9.0%   note   payable  to   GLENFED
          Service Corporation, related to the
          Regency  Residence  Apartments  and
          secured  by a first  deed of trust;
          payable  in  monthly principal  and
          interest  installments  of  $26,900
          through July 1, 1999, at which time
          all remaining
          principal and interest  will be due
          and payable.                                     ---       3,539

          9.625%  note   payable  related  to
          Millwood     Estates    Apartments,
          secured by a  first deed of  trust;
          payable  in  monthly principal  and
          interest  installments  of  $68,000
          through July 1, 2018, at which time
          all    remaining   principal    and
          interest will be due
          and payable.                                      ---      7,594

          8.652%  bonds  payable  related  to
          Bryant  Lake-Phase III,  secured by
          first  deeds  of  trust  on  Bryant
          Lake-Phase  III  and  Bryant  Lake-
          Phases I and II; payable in monthly
          interest   only   installments   of
          $35,000
          through October 1,  2015, at  which
          time  all  remaining principal  and
          interest will be  due and  payable.
          The interest rate adjusts to market

          at November 1, 2000.                            4,850      4,850

          9.0%   note   payable  to   GLENFED
          Service Corporation, related to the
          Country  Suites  by Carlson-Memphis
          and  secured  by  a first  deed  of
          trust; payable in monthly principal
          and   interest   installments    of
          $26,800  through  July 1,  1999, at
          which  time  all principal  will be
          due and
          payable.                                        3,504      3,535

          9.0%   note   payable  to   GLENFED
          Service Corporation, related to the
          Country Suites By  Carlson -  Tempe

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          and  secured  by  a first  deed  of
          trust; payable in monthly principal
          and   interest   installments    of
          $22,500  through  July 1,  1999, at
          which time


                                                          1995       1994

          all principal and interest will be
          due and payable.                                2,727      2,751

          Total notes payable.                         $ 15,345   $ 26,076

          On April 8, 1994, the Partnership made a principal payment in the amount of $250,000 on the note secured by the Branford property as required by the lender in order to extend the maturity date from May 5, 1994 to November 7, 1994. On November 15, 1994, using the proceeds from the sale of Branford, the remaining note payable in the amount of $700,000 was paid off.

          Principal maturities of these notes payable are as follows:

                      1996             $   607,000
                      1997                 118,000
                      1998                 129,000
                      1999               6,099,000
                      2000                  70,000
                      Thereafter         8,322,000
                      Total            $15,345,000

          Note 6.   TAXABLE INCOME

          The Partnership's tax returns, the qualification of the Partnership as a partnership for Federal income tax purposes, and the amount of income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the tax liability of the partners could be changed accordingly.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          The following is a reconciliation for the years ended December 31, 1995, 1994 and 1993, of the net income for financial reporting purposes to the taxable income determined in accordance with accounting practices used in preparation of Federal income tax returns (in thousands).

                                                1995      1994       1993
          Net loss per financial
           statements                         $   969   $(2,893)   $(3,521)
          Amortization and depreciation            20       (60)        77
          Interest income                         ---        70        101
          Gain from note repurchase              (241)
          Guaranteed income                       ---       ---        950
          Prepaid income                          ---       ---         35
          Bad debt expense/reserve                  3        (4)        26
          Property tax expense                      7         5          8
          Interest expense                        (60)     (133)        25
          Management fee                          ---       ---        100
          Partnership income adjustment           ---       ---         75
          Loss on sale of assets               (3,837)   (1,870)       ---
          Valuation reserve                       ---       836        ---
          Net loss for Federal
           income tax purposes               $ (3,139) $ (4,049)  $ (2,124)

          The following is a reconciliation as of December 31, 1995 and 1994 of partners' capital for financial reporting purposes to partners' equity for Federal income tax purposes (in thousands):

                                                1995      1994
          Partner's Equity per
            financial statements              $ 2,993   $ 2,024
          Amortization and depreciation           887      (455)
          Provision for doubtful accounts           5         2
          Interest accrued                        211       509
          Income from joint ventures              ---       ---
          Basis adjustments                     1,801     6,144
          Valuation allowance                     ---       836
          Other                                    76        53
          Partner's Equity for
            Federal income tax purposes       $ 5,973   $ 9,113

          Note 7.   PARTICIPATING NOTES

          The Partnership was authorized to offer up to $40,000,000 in Equity Units and non-recourse unsecured Participating Notes (the "Notes"). The Partnership had sold $5,228,800 in Notes, of which $543,500 were acquired in 1988 by GLENFED Service Corporation ("Glenfed"). The Notes bear stated interest at the rate of 12% per annum, non-compounded, with payment of principal and stated interest deferred until the earlier of the maturity date of the

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Notes or the sale or refinancing of Partnership properties. At both December 31, 1995 and 1994, $4,582,000 of interest was accrued on the Notes. The Noteholders will also receive payments of contingent interest if, following the sale of all of the Partnership properties, the Partnership realizes net profits after the payment of all Partnership obligations and the distribution of certain base amounts to the Limited Partners. The amount of the Noteholders' contingent interest participation in net profits varies between 0% and 24%, depending upon the relative amounts invested in Notes and Equity Units and the total amount of interest received by Noteholders as defined in the Partnership Agreement. In no event, however, will the aggregate amount of all interest, including contingent interest, paid on the Notes exceed simple interest at the rate of 18% per annum on the original principal balance of the Notes from date of issuance until the date that all principal on the Notes is paid in full.

          The Partnership may prepay principal and stated interest at any time. Partial prepayments must be made pro rata to all noteholders. Upon the sale or refinancing of a Partnership property, the Partnership will pay or prepay some or all of the principal and interest allocated to that property under the terms of the Notes. If not previously paid, the Notes mature and all remaining principal and interest, excluding contingent interest, must be paid in full on December 31, 1997, unless the General Partner extends the due date of the Notes, in its sole discretion, to a date which is not later than December 31, 1998. The payment of all principal and stated interest does not extinguish the right to contingent interest which may accrue or become payable following the sale of all of the Partnership properties.

          On June 15, 1993, the Partnership purchased the Participating Notes ($545,300) and accrued interest thereon ($309,800), held by the former general partner, for $425,000. The difference between the carrying value of the liabilities to the former general partner and the purchase price was recorded as an extraordinary gain in the Partnership's 1993 consolidated statement of operations. The Notes and accrued interest thereon are being held in trust for the benefit of the Partnership.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note investors. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. Buying back these notes provides a significant interest savings to the Partnership, which benefits the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Approximately 45% of the Noteholders accepted the offer and the repurchase occurred in March 1995. The repurchase totalled $2,102,000 in original Note principal. The related accrued interest on these Notes was $1,915,000, which was not paid and represented the discount the Partnership received in the buyback. The Partnership used the proceeds from a $2,000,000 short-term loan to fund the repurchase (further discussion follows). The forgiveness was recognized as an extraordinary gain on the Partnership's 1995 statement of operations. The Notes and accrued interest will be held in trust for the benefit of the Partnership.

          On January 27, 1995, the Partnership borrowed $2,000,000 from an unaffiliated lender to facilitate the repurchase of Notes as discussed above. Since the Partnership was relying on the proceeds from the sale of a property to fund the purchase of the Notes, which would not be available until the sale of Millwood Estates, the Partnership borrowed the money necessary to facilitate the purchase in order to meet the deadline required by the offer. The loan requires interest-only payments at a variable interest rate (11% at March 28, 1995) and matures June 26, 1995. However, the loan was paid off on March 28, 1995 with a portion of the proceeds from the sale of Millwood Estates Apartments (discussed in Note 4).

          On June 9, 1995, in accordance with the Participating Notes Indenture and as a result of the sale of Millwood Estates, the Partnership retired $637,000 in notes and $592,000 in related accrued interest. Of this amount, the Partnership paid $609,000 ($314,000 of Participating Notes principal and accrued interest of $295,000) to outside Noteholders, the remainder represented a retirement of notes held in trust for the Partnership.

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "second Offer") to the remaining Noteholders. The second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note will be $1.35 compared to an approximate current Note and accrued interest value of $1.95). The second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of February 1996, 177 Noteholders accepted the offer. The result will be $1,104,000 in notes which will be bought at a purchase price of $1,491,000 in 1996. Through March 27, 1996, the partnership repurchased $863,000 in notes for a purchase price of $1,166,000. The Partnership borrowed an additional $1,100,000 on the $2,000,000 line of credit with an unaffiliated lender to fund the repurchase.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 8.   PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

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

          Distributions of net cash from sources other than operational cash flow shall be distributed 1% to the General Partner and 99% to the Limited Partners until the amounts distributed to the Limited Partners from all sources equal a complete return of their adjusted capital investment and a 9% per annum cumulative non-compounded return on their capital investment. Thereafter, distributions from sources other than operational cash flow shall be distributed to the General Partner until the General Partner has received the full amount of its deferred subordinated partnership incentive fee as defined in the Partnership Agreement, and thereafter 10% to the General Partner and 90% to a net profits account. Distributions from the net profits account will be made to the Limited Partners and Noteholders (see Note 6) based on amounts invested in Equity Units and Notes pursuant to the Partnership Agreement.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

   Schedule III insert

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Item 9.   Changes  in  and   Disagreements  with  Accountants  on
                    Accounting and Financial Disclosure.

          None.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant.

          General Partners

          The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Corporation ("GC", the "Managing General Partner", formerly known as Glenborough Realty Corporation) and Robert Batinovich.

          Robert Batinovich was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1987 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GRT"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as it President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

          For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of March 1, 1996:

          Name                 Age     Position

          Andrew Batinovich    37      Chief Executive Officer and
                                       Chairman of the Board

          Robert E. Bailey     34      Secretary and Corporate Counsel

          Sandra L. Boyle      47      President and
                                       Chief Operating Officer

          June Gardner         44      Director

          Terri Garnick        35      Chief Financial Officer

          Judy Henrich         50      Vice President

          Wallace A. Krone Jr. 64      Director

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GRT. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University of Paris. Prior to joining Glenborough, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank.

          Robert E. Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

          Sandra L. Boyle  has been  associated with GC  or its  associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GRT. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and Board of Directors of BOMA San Francisco and BOMA California.

          June Gardner was elected a director of GC on January 10, 1996. She was associated with GC from 1984 through 1995, as Senior Vice President, Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining GC, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

          Terri Garnick has served  as Chief Financial Officer of  GC since

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GRT. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining GBC in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

          Judy Henrich is a Vice President of GC, effective January 10, 1996 and is responsible for the coordination of all due broker-dealer and investor communications for partnerships managed by GC. Prior to joining GC, Ms. Henrich, was associated with Rancon Financial Corporation from 1981 through early 1995, as Senior Vice President since 1985, with responsibilities similar to those at GC. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms.
          Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

          Wallace A. Krone has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with GC since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of GC since 1989.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Item 11.  Executive Compensation

          The  Partnership  has no  executive  officers.   For  information
          relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

          Item 12.  Security Ownership of Certain Owners and Management

          To the best knowledge of the Partnership, no person owned of record or beneficially more than five percent (5%) of the outstanding Units at December 31, 1995.

          The Partnership, as an entity, does not have any directors or officers. At December 31, 1995, no Units were owned of record or beneficially by any officers or directors of the General Partner.

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

                                              Original  December 31, 1995
                                             Principal      Principal
                                              Balance        Balance
          Note  payable related to the:
          Regency Resident Apartments      $ 2,470,000     $       ---
          Country Suites By Carlson-Memphis  1,371,000       3,504,000
          Country Suites By Carlson-Tempe    1,859,000       2,727,000
                                           $ 5,700,000     $ 6,231,000

          The secured notes bear interest at 9% compounded monthly with equal monthly payments of principal and interest commencing on August 1, 1992 in an amount necessary to fully amortize the principal and accrued interest over a 30-year period, with the entire unpaid principal and interest due and payable on July 1, 1999. In 1995, the Partnership paid $625,000 for interest on

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          these notes.

             (b) An affiliate of the General Partner earned compensation for specific services provided to the Partnership. The Partnership reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the
          Partnership. Glenborough was reimbursed $458,400, $467,600 and $496,600 for such expenses in 1995, 1994 and 1993, respectively.

          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                         1995          1994         1993
          Management fees            $  391,700    $  505,400   $  487,400
          Property management
           salaries (reimbursed)        177,400       333,600      335,500
          Hotel salaries (reimbursed) 1,228,700     1,778,900    1,702,500

          In accordance with the Partnership Agreement, Glenborough Corporation was paid $312,000 in 1995 and $80,250 in 1994 as a 3% property disposition compensation associated with the sales of Millwood Estates and Branford Business Park, respectively (as discussed in Note 7).

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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                       PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                    (a)(1) Financial  Statements -  See Index  to Financial
                           Statements contained in Item 8.

                       (2) Financial Statement  Schedules - See  Item 14(d)
                           below.

                       (3) Exhibits - No exhibits necessary.

                    (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant in the fourth quarter of 1995.

                    (c) Financial Statement Schedules - The following financial statement schedules of the Partnership are included in Item 8:

                             Schedule III  -  Real Estate  Investments  and
                             Related    Accumulated    Depreciation     and
                             Amortization.

                           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                      SIGNATURES


          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP


          By:                           By:  Glenborough Corporation,
             Robert Batinovich               a California corporation,
             General Partner                 (formerly knows as Glenborough
                                             Realty Corporation,
                                             a California Corporation)



              Date:                          By:
                                                 Andrew Batinovich
                                                 Chief Executive Officer
                                                 and Chairman of the Board


                                             Date:



                                             By:
                                                 Terri Garnick
                                                 Chief Financial Officer


                                             Date:




                                             By:
                                                 June Gardner
                                                 Director


                                             Date:






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993




            (A Majority of the Board of Directors of the General Partner)






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

                                      SIGNATURES


          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP



          By:  /s/ Robert Batinovich       By:Glenborough Corporation,
             Robert Batinovich                 a California corporation,
             General Partner                   (formerly      knows      as
          Glenborough
                                               Realty Corporation,
                                               a California Corporation)



              Date:                          By: /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Chief Executive Officer
                                               and Chairman of the Board


                                             Date:



                                             By: /s/ Terri Garnick
                                               Terri Garnick
                                               Chief Financial Officer


                                             Date:



                                             By: /s/ June Gardner
                                               June Gardner
                                               Director


                                             Date:






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993







            (A Majority of the Board of Directors of the General Partner)