Form 10-K/A
period 1995-12-31
OUTLOOK INCOME FUND 9
filed 1996-05-03
CIK 801449

May 1, 1996



                           Filer Support, EDGAR
                           U.S. Securities and Exchange Commission
                           Operations Center, Stop 0-7
                           6432 General Green Way
                           Alexandria, VA 22312

                           Re:  Outlook Income Fund 9

          Gentlemen:

          The following amendment to the December 31, 1995 form 10-K (as filed under Form 10-K/A) adds to Item 8, Schedule III - Real Estate and Accumulated Depreciation which was previously omitted in error.


                           Very truly yours,

                           Outlook Income Fund 9,
                           a California Limited Partnership




                           By: /s/ Terri Garnick
                           ---------------------------------
                                TERRI GARNICK
                                Senior Vice President and
                                Chief Financial Officer

                                Enclosures




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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)

                 For the Years Ended December 31, 1995, 1994 and 1993

                                                          1995      1994
1993
   Cash flows provided by operating activities:
     Net income (loss)                               $    969  $ (2,893)
$(3,521)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Extraordinary gain from Participating Notes
        purchased                                         ---       ---   (428)
       Provision for impairment                                     836
1,697
       Depreciation and amortization                    1,536     1,881
2,042
       Loss on sale of property                                     257
- - ---
       Gain on sale of asset                             (154)      ---
- - ---
       Gain on debt forgiveness                          (188)      ---
- - ---
       Gain from Participating Notes purchased         (1,915)      ---
- - ---
   Changes in certain assets and liabilities
       Accounts receivable                                (90)      ---
94
       Prepaid expenses and other assets                   89       (47)
83
       Deferred financing and other fees                 (121)      (28) (74)
       Accounts payable                                  (155)      (33)
153
       Accrued expenses                                   268       ---
- - ---
       Accrued interest payable                           358       633
705
       Deferred income and security deposits              (11)      (70) (16)

           Net cash provided by (used for)
             operating activities                         586       536
735

   Cash flows used for investing activities:
     Acquisitions of and additions to real estate        (439)     (496) (661)
     Proceeds for the sale of Millwood                  9,557       ---
- - ---
     Purchase of minority interest in consolidated
       joint venture                                                     (950)
     Closing costs on sale of Branford                    ---      (166)
- - ---

           Net cash used for investing activities       9,118      (662) (1,611)

   Cash flows provided by (used for) financing activities:
     Borrowings on secured notes payable                  ---       ---
950
     Notes payable principal payments                  (7,689)     (448) (178)
     Repayment of unsecured note payable               (2,007)      ---
- - ---
     Borrowings on unsecured notes payable              2,500       ---
10
     Purchase of notes receivable                         ---       ---  (275)
     Payment of Participating Notes and accrued
       interest from Millwood sale                       (609)      ---
- - ---
     Buy-back of Participating Note units-discounted   (2,109)      ---  (425)
     Distributions of minority interest on consolidated
       joint venture                                      ---      ---   (
50)
           Net cash used for financing activities      (9,914)     (448)
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
$2,271

   Supplemental disclosure of non-cash transactions:
       Reduction of accrued interest payable resulting
         from purchase of Participating Notes at
         discount                                       $ 1,915   $  ---    $
- - ---

       Purchase of Participating Notes:
         Reduction of accrued interest payable
           resulting from purchase of Participating
           Notes at discount                            $   ---   $  ---    $
310

       Reduction of participating notes resulting from
         purchase of Participating Notes at discount    $   ---   $  ---    $
119

       Purchase of minority interest in consolidated
         joint venture:
       Repayment of note receivable by reduction of
         cash proceeds for purchase of minority
         interest                                       $   ---   $  ---    $
275

       Reduction of real estate investments resulting
         from purchase of minority interest in
         joint venture                                  $   ---   $  ---    $
123

       Receipt of Notes receivable in sale of property  $   ---   $2,000    $
- - ---

       Proceeds from sale used to paydown note payable  $   ---   $  700    $
- - ---










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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP
                 SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS
                AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)

       COLUMN A                        COLUMN B          COLUMN C
COLUMN D

                                                                          Cost
Capitalized
                                                         Initial Cost to
Subsequent to
                                                           Partnership
Acquisition
                                                          --------------
- - ----------------
                                                                Buildings
                                                                 and(1)
(1)  Carrying
        Description                      Encumbrances   Land  Improvements
Improv   Cost
        -----------                      ------------  -----  -------------
- - -----  -----
        Lake Mead Estates                 $ 3,764   $   775    $ 5,190    $
61$   (24)
          Apartments
        Bryant Lake Business
          Center-Phase I & II                 ---     1,036      4,375
567   (455)
        Bryant Lake Business
          Center-Phase III                 4,850(2)      1,004      4,414
378    ---
        Country Suites by
          Carlson:
            Memphis                         3,504       590      4,913
559   (449)
            Tempe                           2,727     1,061      6,517
493   (919)
                                           ======    ======     ======
====== ======

                                          $14,845     4,466     25,409
2,067 (1,847)
                                           ======    ======     ======
====== ======

        COLUMN A                   COLUMN E         COLUMN F   COLUMN G
COLUMN H   COLUMN I

                             Gross Amount Carried
                             at December 31, 1995
                               ---------------------  (1)
                                   Building         Accum-      Date of
     Depreci-
                                    and(1)   (2)    ulated     Construc-
Date       able
        Description          Land   Improv  Total   Deprec       tion
Acquired    Lives
        -----------          -----  ------- -----    -----     --------
- - ------     ------
        Lake Mead Estates
          Apartments        $  772   $5,230 $6,002   1,947         ---
1/87       5-30
        Bryant Lake
          Business Center-
          Phase I & II         945    4,587  5,532   1,793         ---
1/88       5-30
        Bryant Lake
          Business Center-
          Phase III          1,004    4,792  5,796   1,395         ---
11/90       5-30
        Country Suites by
          Carlson:
            Memphis            542    5,071  5,613   2,110
8/88       5-30
            Tempe              929    6,223  7,152   2,298         ---
8/88       5-30
                             -----    -----  -----   -----
                             4,192   25,903 30,095   9,543
                             =====    =====  =====   =====

   (1)  Amounts include furniture and equipment.
   (2)  This lender also hold a lien on the Bryant Lake Phase I and II property.

   (3)  Aggregate costs for federal income tax purposes is $49,160.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP
                 SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS
                AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)


       Following is a summary of real estate investments for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                               ------    ------    ------
       Balance at beginning of period       $ 47,265  $ 51,317  $ 52,476

        Improvements                             409       496       661
        Net reduction resulting from
         minority interest purchase              ---       ---      (123)
        Property dispositions                (17,579)   (3,712)      ---
       Reduction from write-down                 ---      (836)   (1,697)

       Balance at end of period             $ 30,095  $ 47,265   $51,317
                                             =======   =======   =======




       Following is a summary of accumulated depreciation and December 31, 1994 amortization of real estate investments for the year ended December 31, 1995, 1994 and 1993.

                                                1995      1994      1993
                                               ------    ------    ------
       Balance at beginning of period       $ 13,169  $ 12,456  $ 10,647

                                               1,237     1,666     1,809

                                              (4,863)     (953)      ---
                                             -------   -------   -------
       Balance at end of period             $  9,543  $ 13,169  $ 12,456
                                             =======   =======   =======

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



           Date: 4/29/96                     By: /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Chief Executive Officer
                                               and Chairman of the Board


                                             Date: 4/29/96



                                             By: /s/  Terri Garnick
                                               Terri Garnick
                                               Chief Financial Officer


                                             Date: 4/29/96



                                             By: /s/ June Gardner
                                               June Gardner
                                               Director


                                             Date: 4/29/96










            (A Majority of the Board of Directors of the General Partner)