Form 10-Q
period 1996-03-31
OUTLOOK INCOME FUND 9
filed 1996-05-16
CIK 801449

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

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

                                  Yes  X     No
                                      ----      ----
          Total number of units outstanding as of March 31, 1996: 35,742,572

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except Units outstanding)
                                     (Unaudited)

                                                 March 31,    December 31,
          Assets                                   1996           1995
          -------                               -----------   ------------
          Real estate investments, at cost:
            Land                                 $  4,192       $  4,192
            Building and improvements              25,934         25,903
                                                 --------       --------
                                                   30,126         30,095
            Less accumulated depreciation          (9,808)        (9,543)
                                                 --------       --------
                Net real estate investments        20,318         20,552

          Cash and cash equivalents                   873            591
          Note receivable                           2,000          2,000
          Accounts receivable, net                    185            177
          Prepaid expenses and other assets           291            159
          Deferred financing costs and other
            fees (net of accumulated
            amortization of $1,113 and
            $1,225 in 1996 and 1995,
            respectively)                             550            568
                                                 --------       --------
                  Total assets                   $ 24,217       $ 24,047
                                                 ========       ========


















                                     (continued)

                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Balance Sheets - continued
                       (in thousands, except Units outstanding)
                                     (Unaudited)

                                                 March 31,    December 31,
                                                   1996           1995
                                                -----------    -----------
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Notes payable - secured                $ 16,419       $ 15,345
          Participating notes:
            Notes issued                            4,591          4,591
            Accrued interest, thereon               4,410          4,582
            Less: Notes held in trust              (3,192)        (2,329)
                  Accrued interest, thereon        (2,960)        (2,297)
                                                 --------       --------
              Net due to outside holders            2,849          4,547


          Accrued interest payable                    751            719
          Accounts payable and accrued expenses       419            380
          Payable to affiliate                         15            ---
          Deferred income and security
           deposits                                    65             63
                                                 --------       --------
              Total liabilities                    20,518         21,054

          Partners' equity (deficit):
            General Partner                          (390)          (397)
            Limited Partners, 35,742,572
              Equity Units outstanding              4,089          3,390
                                                 --------       --------
                Total partners' equity              3,699          2,993
                                                 --------       --------
                  Total liabilities and
                   partners' equity              $ 24,217       $ 24,047
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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      -------------------
                                                        1996         1995
                                                      -------     -------
          Revenues:
            Operating                                $  1,989     $  2,535
            Interest and other                            109          130
            Gain on sale of asset                         ---          155
                                                     --------     --------

                Total revenues                          2,098        2,820
                                                     --------     --------
          Expenses:
            Operating (including $460 and
              $652 paid to affiliates in
              the three months ended March
              31, 1996 and 1995, respectively)          1,132        1,592
            General and administrative
              (including $70 and $115 paid
              to affiliates in the three
              months ended March 31, 1996
              and 1995, respectively)                     103          138
            Depreciation and amortization                 303          464
            Interest                                      424          744
                                                     --------     --------
                Total expenses                          1,962        2,938
                                                     --------     --------

          Income(loss) before extraordinary item          136         (118)

          Extraordinary item:
            Gain from Participating Notes
             purchased                                    570        1,908
                                                     --------     --------
              Total extraordinary items                   570        1,908
                                                     --------     --------

          Net income                                 $    706     $  1,790
                                                     ========     ========
          Net income (loss) per Equity Unit          $   0.02     $   0.05
                                                     ========     ========
          Distributions per Equity Unit              $    ---     $    ---
                                                     ========     ========




                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                  For the three months ended March 31, 1996 and 1995
                                     (Unaudited)



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity
                                          --------   --------    --------

          Balance at December 31, 1994    $   (407)  $  2,431    $  2,024

          Net income                            18      1,772       1,790
                                          --------   --------    --------

          Balance at March 31, 1995       $   (389)  $  4,203    $  3,814
                                          ========   ========    ========



          Balance at December 31, 1995    $   (397)  $  3,390    $  2,993

          Net                                    7        699         706
                                          --------   --------    --------

          Balance at March 31, 1996       $   (390)  $  4,089    $  3,699
                                          ========   ========    ========






















                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                             Three months ended
                                                                   March 31,

                                                              ------------------
                                                               1996       1995
                                                              ------    ------
     Cash flows provided by (used for) operating activities:
       Net income                                            $   706  $  1,790
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           303       464
         Gain on sale of assets                                  ---      (155)
         Gain from Participating Notes purchased                (570)   (1,908)
     Changes in assets and liabilities:
         Accounts receivable                                      (8)      (64)
         Prepaid expenses and other assets                      (132)      (48)
         Deferred financing and other fees                       (20)     (148)
         Accounts payable and accrued expenses                    39       130
         Payable to affiliate                                     15       312
         Accrued interest payable                                 69        74
         Deferred income and security deposits                     2       (63)
                                                            --------  --------
     Net cash provided by operating activities                   404       680
                                                            --------  --------
     Investing activities:
         Acquisitions of and additions to real estate            (31)      (75)
         Proceeds from sale of Millwood                          ---     9,349
                                                            --------  --------
       Net cash provided by (used for) financing activities      (31)    9,274
                                                            --------  --------

     Financing activities:
       Notes payable principal payments                          (26)   (7,618)
       Repayment of unsecured note payable                       ---    (2,007)
       Borrowings on unsecured notes payable                     ---     2,000
       Borrowings on secured notes payable                     1,100       ---
       Buy-back of Participating Note units - discounted      (1,165)   (2,190)
                                                            --------  --------
         Net cash used for financing activities                  (91)   (9,815)
                                                            --------  --------
     Net increase in cash and cash equivalents                   282       139

     Cash and cash equivalents at beginning of period            591       801
                                                            --------  --------
     Cash and cash equivalents at end of period             $    873  $    940
                                                            ========  ========
     Supplemental disclosure of cash flow information:
       Cash paid for interest                               $    661  $    643
                                                            ========  ========
     Supplemental disclosure of noncash transactions:
       Reduction of accrued interest payable resulting from
       purchase of Participating Notes at discount          $    870  $  1,908
                                                            ========  ========

                   See accompanying notes to financial statements.

                                     Page 6 of 15






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES
                    -------------------------------------------------------
          --In the opinion of Glenborough Corporation (formerly Glenborough
          Realty   Corporation),  the   managing   general   partner,   the
          accompanying   unaudited   financial   statements   contain   all
          adjustments  (consisting of  only normal  accruals) necessary  to present fairly the financial position of Outlook Income Fund 9, A
          California Limited Partnership  (the "Partnership"), as of  March
          31, 1996 and  December 31,  1995, and the  related statements  of operations and the changes in partners' equity and cash flows for the three months ended March 31, 1996 and 1995.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited   financial  statements   should  be   read  in
          conjunction with the  Notes to Financial  Statements included  in the 1995 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation and Glenborough Hotel Group (collectively
          "Glenborough")  have  been compensated  for  management services.
          Included in operating  expenses for the three  months ended March
          31, 1996 and 1995, are the following amounts paid to Glenborough:

                                              1996       1995
                                           --------    --------
          Property management fees         $ 35,400    $ 57,700
          Property salaries (reimbursed)     36,300      66,100
          Hotel management fees              67,000      73,600
          Hotel salaries (reimbursed)       321,300     454,600

          The Partnership also reimbursed Glenborough for expenses incurred for services  provided to  the  Partnership such  as  accounting,
          investor  services,  data   processing,  duplicating  and  office
          supplies, legal and administrative services and the actual  costs
          of  goods  and  materials   used  for  or  by   the  Partnership.
          Glenborough  was   reimbursed   $70,300  and   $114,700  by   the
          Partnership for such expenses during the three months ended March
          31,  1996 and 1995, respectively.   Such amounts  are included in
          general and administrative expenses.

          Note 4.   PROPERTY SALES
                    --------------
          On  March  28,  1995,  the  Partnership  sold  Millwood   Estates
          Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding  note secured


                                     Page 7 of 15






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          by the property. In addition, sales proceeds were used to payoff a $2,000,000 short-term note payable obtained in connection with the repurchase of Participating Notes (as discussed in Note 5).
          After closing costs and the payoff of the notes, the Partnership netted cash proceeds in the amount of $152,300. The Partnership recognized a gain on sale on its 1995 Statement of Operations in the amount of $155,000.

          Note 5.   PURCHASE OF PARTICIPATING NOTES
                    -------------------------------
          In January 1994,  the Partnership  sent a  "Conditional Offer  to
          Purchase  12%  Participating Notes"  ("the  Offer")  to all  Note
          investors.  The  Offer was  made to Noteholders  in an effort  to reduce the impact of the Notes'  accrued interest on the value of the Equity Units.  Buying back these notes provides a significant interest savings to  the Partnership, which  benefits the  Equity
          Unit   investors   (whose   returns  are   subordinated   to  the
          Noteholders' receiving  a return  of  principal plus  12%  simple deferred interest per annum).

          Approximately  45% of the Noteholders accepted  the Offer and the
          repurchase  occurred  in March  1995.    The repurchase  totalled
          $2,102,000  in  original Note  principal.    The related  accrued
          interest  on these Notes was  $1,915,000, which was  not paid and represented the discount the Partnership received in the buyback.
          The Partnership used  the proceeds from  a $2,000,000  short-term
          loan to  fund the repurchase  (further discussion follows).   The
          forgiveness   of   accrued   interest  was   recognized   as   an
          extraordinary   gain  on  the  Partnership's  1995  statement  of
          operations.  The Notes and accrued interest will be held in trust for the benefit of the Partnership.

          On January 27, 1995, the  Partnership borrowed $2,000,000 from an unaffiliated lender  to facilitate  the  repurchase of  Notes  as
          discussed  above.   Since  the  Partnership  was relying  on  the
          proceeds from the sale of a  property to fund the purchase of the
          Notes,  which would not be  available until the  sale of Millwood
          Estates,  the  Partnership  borrowed   the  money  necessary   to
          facilitate the purchase in order to meet the deadline required by
          the Offer.   The  loan was  paid off  on March  28,  1995 with  a
          portion  of  the proceeds  from  the  sale  of  Millwood  Estates
          Apartments.

          On  June  9, 1995,  in  accordance with  the  Participating Notes
          Indenture and as a result of the sale of Millwood Estates, the Partnership retired $637,000 in notes and $592,000 in related accrued interest. Of this amount, the Partnership paid $609,000
          ($314,000 of  Participating Notes principal  and accrued interest


                                     Page 8 of 15






                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          of $295,000) to outside Noteholders, the remainder represented a retirement of notes held in trust for the Partnership.

          In June 1995, the Partnership sent a second "Conditional Offer to
          Purchase  12% Participating  Notes" (the  "Second Offer")  to the
          remaining Noteholders.  The Second Offer is for the repurchase of the Notes for a price equal  to 135% of the Noteholders  original investment  (i.e. the  purchase  price  for  each Note  is  $1.35 compared to  an approximate  current  Note and  accrued  interest value of $1.95).  The Second Offer expired October  31, 1995, but the Partnership extended the expiration to December 31, 1995.  As of March 31, 1996,  177 Noteholders accepted the Second  Offer of
          which  150 have  been paid.   The  Partnership will  purchase the
          notes held by the 27 noteholders not paid to date  when they have
          obtained  replacement notes  from the  Trustee.   The Partnership
          purchased $864,000  in original Note principal  and paid $302,000 of  related  accrued  interest  for  a  total  purchase  price of
          $1,166,000, resulting in a  gain to the Partnership of  $568,000.
          The  Partnership  borrowed $1,100,000  on  a  $2,000,000 line  of credit with an  unaffiliated lender to  fund the repurchase  (see
          Note 7 for further discussion).

          Note 6.   PROPERTY HELD PENDING FORECLOSURE
                    ---------------------------------
          In  1995,  based on  the continued  low  occupancy due  to market saturation,  and the  property's inability  to meet  debt service payments,  management negotiated  a  deed-in-lieu of  foreclosure
          with  the  lender  on  the   Regency  Residence  property.    The
          Partnership  paid  all  net  cash  flow (defined  as  all  income collected less operating  expenses) to the  lender from  November
          1994  until title to  the property passed  on May 26,  1995.  The principal balance of the note secured by the property  on May 26,
          1995  was $3,537,000,  with  accrued interest  in  the amount  of
          $98,700.

          Note 7.   NOTE PAYABLE SECURED
                    --------------------
          In  the  first  quarter  of  1996, the  Partnership  borrowed  an additional  $1,100,000 on  a  $2,000,000 line  of credit  with an unaffiliated  third-party for  a total  outstanding at  March 31,
          1996  of $1,600,000.  Interest is payable monthly at 10.25% until maturity  in  May 1996  at which  time  the partnership  plans to extend the loan for  a fee.  Proceeds from the  loan were used to
          supplement  cash   in  order  to  facilitate   the  repayment  of
          Participating Notes and related  accrued interest as a result  of the Second Offer repurchase.




                                     Page 9 of 15






          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          Outlook Income Fund 9  was formed to invest in  improved, income-
          producing  real  estate  with  the  following  objectives:    (i)
          preserve  and protect  capital, (ii)  provide substantially  tax-
          sheltered  distributions to  Equity Unitholders, and  (iii) offer the potential for appreciation in value.

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

          The Partnership  historically paid more in  distributions than it earned, and had depleted its  reserves.  Additionally, all income warranties  expired prior to December  31, 1991 and  in 1992, the
          deferred  interest  debt  was  restructured   and  loan  payments
          commenced.    All distributions  have  been  suspended until  the
          Partnership's  reserves can  be rebuilt  to a  level of  at least
          $2,000,000.   The Partnership's March  31, 1996 cash  balance was
          $873,000.  At  this time,  management is unable  to predict  when distributions will resume.

          In January  1994, the  Partnership sent  a "Conditional  Offer to
          Purchase  12%  Participating Notes"  ("the  Offer")  to all  Note
          investors.   The Offer was being made to Noteholders in an effort
          to reduce the  impact of the Notes' accrued interest on the value of the Equity  Units.  The Offer was contingent  upon selling one or more properties or otherwise  obtaining financing to raise the
          cash needed  to repurchase the  Notes at a  discount.   The Offer
          originally  expired   December  1,  1994  but   was  extended  an
          additional  60  days.    Approximately  45%  of  the  Noteholders
          accepted  the  Offer.    Buying   back  these  notes  provided  a
          significant interest  savings to the Partnership,  which benefits the Equity Unit investors (whose returns are subordinated  to the


                                    Page 10 of 15






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

          In June 1995, the Partnership sent a second "Conditional Offer to
          Purchase  12% Participating  Notes" (the  "Second Offer")  to the
          remaining Noteholders.  The Second Offer is for the repurchase of the Notes for a price equal  to 135% of the Noteholders  original investment  (i.e. the  purchase  price  for  each Note  is  $1.35 compared to  an approximate  current  Note and  accrued  interest value of $1.95).  The Second Offer expired October  31, 1995, but the Partnership extended the expiration to December 31, 1995.  As of March 31, 1996,  177 Noteholders accepted the Second  Offer of
          which  150 have  been paid.   The  Partnership will  purchase the
          notes held by the 27 noteholders not paid to date  when they have
          obtained  replacement notes  from the  Trustee.   The Partnership
          repurchased $864,000 in original Note principal and paid $302,000 of  related  accrued  interest  for  a  total  purchase  price of
          $1,166,000, resulting in a gain to the Partnership of $568,000.

          In  the  first  quarter  of  1996, the  Partnership  borrowed  an additional  $1,100,000 on  a  $2,000,000 line  of credit  with an unaffiliated  third-party for  a total  outstanding at  March 31,
          1996  of $1,600,000.  Interest is payable monthly at 10.25% until
          maturity  in  May 1996.   Proceeds  from  the loan  were  used to
          supplement  cash   in  order  to  facilitate   the  repayment  of
          Participating Notes  and related accrued interest as  a result of the Second Offer repurchase.

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

          Prepaid  expenses   and  other  assets  increased  $132,000  from
          December  31, 1995 to March 31, 1996 primarily due to an increase in payments  made  to property  tax  impound accounts  which  are required by  two lenders who hold  the notes secured by  the Lake
          Mead  and  Bryant Lake  properties.    Property taxes  for  these
          properties  are  primarily  due  in the  fourth  quarter  of each calendar year.

          The accrual for property taxes also accounts for the accrued expenses increase of approximately $39,000 from $380,000 at December 31, 1995 to $419,000 at March 31, 1996.


                                    Page 11 of 15






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

          Results of Operations
          ----------------------
          Operating revenues of $1,989,000 for the three months ended March
          31, 1996 decreased $546,000   compared to the three  months ended
          March 31, 1995 primarily  due to the disposition of  the Millwood and Regency Residence properties which accounted for $444,000 and
          $367,000 of  the decrease, respectively, netted  with an increase in revenues of  the Tempe  Hotel due to  significant increase  in average daily room rate.

          Operating expenses of $1,132,000 for the three months ended March
          31,  1996 decreased $460,000  compared to the  three months ended
          March 31, 1995 primarily due to the disposition of the Millwood and Regency Residence properties which accounted for a $268,000 and $319,000 decrease, respectively.

          General and administrative expenses decreased by $35,000 or 25% from $138,000 for the three month period ended March 31, 1995, to $103,000 for the same period in 1996 due to decreases in overhead as a result of the disposition of the Millwood and Regency
          Residence properties.

          The decrease in depreciation and amortization of $161,000 from March 31, 1995 to March 31, 1996 is a result of the decrease in depreciable assets relating to the disposition of the Millwood and Regency Residence properties.

          The  decrease in interest expense of $320,000 from March 31, 1995 to March 31, 1996 is a  result of the disposition of the Millwood and Regency Residence properties and their related notes  payable
          which   accounted   for   a   $180,000   and  $80,000   decrease,
          respectively.  In  addition, $170,000 of the  decrease relates to the  combination  of  the  repurchase  and  the  paydown  of  the
          Participating Notes by the Partnership.

          LAKE MEAD ESTATES:

          Lake Mead Estates was 93% and  97% occupied at March 31, 1996 and
          1995,  respectively.     The  property's  Clark   county  economy
          experienced a  slow-down during  the  early 90's  but  stabilized
          during  1993.   Lower interest  rates attracted  first time  home
          buyers  from rental housing  and the  local defense  industry has
          been  down-sizing due  to cut-backs.   Despite  these conditions,
          management has kept occupancy above 90% and raised average rental rates without  jeopardizing  occupancy by  offering  clean,  well maintained facilities,  a supportive staff and  a strong resident retention program.  Demand for off-base housing from the military


                                    Page 12 of 15






          sector has  increased and  management anticipates  continued high
          occupancy with special incentives for new tenants.   The property
          has provided positive cash flow for the Partnership so far during
          1996 after making debt service payments and capital improvements.

          BRYANT LAKE PHASES I AND II:

          Bryant Lake Phases I and II was 100% leased at March 31, 1996 and
          1995.   The  next lease expiration  date is December,  1996.  The
          property is not encumbered by debt and has provided positive cash flow to the Partnership in 1996.

          BRYANT LAKE PHASE III:

          Bryant  Lake  Phase  III was  100%  occupied  at  March 31,  1996 compared to 96% as of March 31, 1995.  The next lease expirations
          are in October  1996.   The property has  provided positive  cash
          flow for the Partnership during 1996 after debt service payments.


          COUNTRY SUITES BY CARLSON - MEMPHIS:

          Country Suites By  Carlson - Memphis  year-to-date occupancy  was
          69% as of March  31, 1996, compared to 72% as of  March 31, 1995.
          The  hotel maintained  its  share of  the  market with  a  slight
          increase  in average  rental  rates.   Average  daily room  rates
          increased from  $51.53 to $55.30  when comparing the  three month period ended March 31, 1995 to 1996, respectively.

          Marketing efforts  have focused  on  account development  in  the commercial business segments including small  local companies and
          contracts  with  larger nation-wide  firms.    Business from  the
          government/military sector  also  continue to  provide  a  strong revenue base for the hotel,  as did a sector of transient  guests
          (guests who stay  from one to  five days) who account  for higher rated business.

          COUNTRY SUITES BY CARLSON - TEMPE:

          The hotel's average  occupancy for the  three months ended  March
          31, 1996 was 94% compared to 89% at  March 31, 1995.  The average daily room rate, however, increased sharply from  $58.47 at March
          31,  1995  to  $73.02 at  March  31,  1996.    This  increase  is
          attributable to  the  maturation  of  the  franchise  reservation system, which earns higher-rated business.

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


                                    Page 13 of 15
































































                                    Page 14 of 15






          PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         None.

                    (b) No reports on Form 8-K were filed during the period ended March 31, 1996.











































                                    Page 15 of 15






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


                                        OUTLOOK INCOME FUND 9,
                                        A CALIFORNIA LIMITED PARTNERSHIP


                                   By:  Glenborough Realty Corporation
                                        a California corporation
                                        Managing General Partner




          Date: May 14, 1996       By: /s/ Andrew Batinovich
                                        ----------------------------
                                        Andrew Batinovich
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Director




