Form 10-Q
period 1996-06-30
OUTLOOK INCOME FUND 9
filed 1996-08-14
CIK 801449

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from              to

                           Commission File number: 0-15837


                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                (Exact name of Registrant as specified in its charter)


                    California                              33-0202964

          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

       400 South El Camino Real, Suite 1100
              San Mateo, California                            94402
     (Address of principal executive offices)               (Zip Code)

                                    (415) 343-9300
                           (Registrant's telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

          Total number of units outstanding as of June 30, 1996: 35,727,572

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                 June 30,     December 31,
                                                   1996           1995
                                                -----------   ------------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  4,192        $  4,192
            Building and improvements              26,079          25,903
                                                 --------        --------
                                                   30,271          30,095
            Less accumulated depreciation         (10,076)         (9,543)
                                                 --------        --------
                Net real estate investments        20,195          20,552

          Cash and cash equivalents                   836             591
          Notes receivable                          2,000           2,000
          Accounts receivable, net                    168             177
          Prepaid expenses and other assets           173             159
          Deferred financing costs and other
            fees (net of accumulated
            amortization of $1,163 and $1,225
            at June 30, 1996 and December 31,
            1995, respectively)                       500             568
                                                 --------        --------
                  Total assets                   $ 23,872        $ 24,047
                                                 ========        ========


















                                     (continued)

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Balance Sheets - continued
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                 June 30,     December 31,
                                                   1996           1995
                                                -----------    -----------
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Notes payable - secured                $ 16,393        $ 15,345
          Participating notes:
            Notes issued and outstanding            4,591           4,591
            Accrued interest, thereon               4,509           4,582
            Less: Notes held in trust              (3,302)         (2,329)
                  Accrued interest, thereon        (3,000)         (2,297)
                                                 --------        --------
              Net due to outside holders            2,798           4,547


          Accrued interest payable                    762             719
          Accounts payable and accrued expenses       344             380
          Other liabilities                            64              63
                                                 --------        --------
              Total liabilities                    20,361          21,054

          Partners' equity (deficit):
            General Partner                          (392)           (397)
            Limited Partners, 35,727,572
              Equity Units outstanding              3,903           3,390
                                                 --------        --------
                Total partners' equity              3,511           2,993
                                                 --------        --------
                  Total liabilities and
                   partners' equity              $ 23,872        $ 24,047
                                                 ========        ========

















                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                      Three months ended      Six months ended
                                            June 30,               June 30,
                                         1996      1995         1996      1995
                                       ------     ------      ------     ------
     Revenues:
       Operating                      $ 1,849    $ 1,822     $ 3,838    $ 4,357
       Interest and other                 112        101         221        231
       Gain on deed-in-lieu of
        foreclosure                       ---        196         ---        196
       Gain on sale of asset              ---        ---         ---        155
                                       ------     ------      ------     ------
          Total revenues                1,961      2,119       4,059      4,939
                                       ------     ------      ------     ------
     Expenses:
       Operating (including $935 and
        $1,193 paid to affiliates in
        the six months ended June 30,
        1996 and 1995, respectively)    1,231      1,293       2,363      2,885
       General and administrative
        (including $140 and $229 paid
        to affiliates in the six
        months ended June 30, 1996 and
        1995, respectively)               117        152         220        290
       Depreciation and amortization      318        399         621        863
       Interest                           424        477         848      1,221
                                       ------     ------      ------     ------
          Total expenses                2,090      2,321       4,052      5,259
                                       ------     ------      ------     ------

     Income (loss) before
      extraordinary items                (129)      (202)           7      (320)

     Extraordinary items:
       Gain (loss) from purchase
        of Participating Notes            (59)         21         511      1,929
                                        ------     ------      ------     ------
     Net income (loss)                 $ (188)    $ (181)      $  518     $1,609
                                        ======     ======      ======     ======
     Net income (loss) per
      Equity Unit                      $(0.01)    $(0.01)      $ 0.01     $ 0.04
                                        ======     ======      ======     ======
     Weighted average number of
      equity units outstanding
      during the period used to
      compute net loss per equity
      unit                          35,733,822 35,742,572  35,737,572 35,742,572
                                    ========== ========== =========== ==========

                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)

                   For the six months ended June 30, 1996 and 1995
                                     (Unaudited)



                                                                    Total
                                           General     Limited    Partners'
                                           Partner    Partners     Equity
                                          --------    --------    --------

          Balance at December 31, 1994    $   (407)   $  2,431    $  2,024

          Net income                            16       1,593       1,609
                                          --------    --------    --------

          Balance at June 30, 1995        $   (391)   $  4,024    $  3,633
                                          ========    ========    ========


          Balance at December 31, 1995    $   (397)   $  3,390    $  2,993

          Net income                             5         513         518
                                          --------    --------    --------

          Balance at June 30, 1996        $   (392)   $  3,903    $  3,511
                                          ========    ========    ========























                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                               Six months ended
                                                                   June 30,
                                                              ------------------
                                                                1996      1995
                                                              ------    ------
     Cash flows provided by operating activities:
       Net income                                             $  518  $  1,609
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                           621       863
         Gain on sale of assets                                  ---      (155)
         Gain on deed-in-lieu of foreclosure                     ---      (196)
         Gain from purchase of Participating Notes              (511)   (1,929)
     Changes in assets and liabilities:
         Accounts receivable                                       9       (75)
         Prepaid expenses and other assets                       (14)       51
         Deferred financing and other fees                       (20)      135
         Accounts payable and accrued expenses                   (36)      242
         Accrued interest payable                                119       205
         Other liabilities                                         1       (60)
                                                            --------  --------
           Net cash provided by operating activities             687       690
                                                            --------  --------
     Cash flows provided by (used for) investing
      activities:
         Additions to real estate                               (176)     (199)
         Proceeds from sale of Millwood                          ---     9,349
                                                            --------  --------
           Net cash provided by (used for) investing
            activities                                          (176)    9,150
                                                            --------  --------
     Cash flows used for financing activities:
       Notes payable principal payments                          (52)   (7,639)
       Repayment of unsecured notes payable                      ---    (2,007)
       Borrowings on unsecured notes payable                     ---     2,000
       Borrowings on secured notes payable                     1,100       ---
       Payment of Participating Notes and accrued
         interest from Millwood sale                             ---      (609)
       Buy-back of Participating Note units                   (1,314)   (2,112)
                                                            --------  --------
           Net cash used for financing activities               (266)  (10,367)
                                                            --------  --------
     Net increase (decrease) in cash and cash
      equivalents                                                245      (527)

     Cash and cash equivalents at beginning of period            591       801
                                                            --------  --------
     Cash and cash equivalents at end of period             $    836  $    274
                                                            ========  ========
     Supplemental disclosure of cash flow information:
       Cash paid for interest                               $  1,075 $   1,194
                                                            ========  ========


                                     (continued)

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Statements of Cash Flows (in thousands) - continued
                                     (Unaudited)
                                                             Six months ended
                                                                    June 30,
                                                            ------------------
                                                             1996        1995
                                                            ------      ------


     Supplemental disclosure of noncash transactions:
        Reduction of accrued interest payable resulting from
        purchase of Participating Notes at discount         $    850  $ 1,915
                                                            ========  ========
        Reduction of real estate investments resulting
        from a deed-in-lieu of foreclosure                  $    ---  $ 3,718
                                                            ========  ========
        Reduction of note payable resulting from a
        deed-in-lieu of foreclosure                         $    ---  $ 3,537
                                                            ========  ========

































                   See accompanying notes to financial statements.

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Corporation (formerly Glenborough Realty Corporation), the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, A California Limited Partnership (the "Partnership"), as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three and six months ended June 30, 1996 and 1995, and the changes in partners' equity and cash flows for the six months ended June 30, 1996 and 1995.

          During the quarter ended June 30, 1996, 15,000 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of June 30, 1996, limited partnership units issued and outstanding were 35,727,572.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation and Glenborough Hotel Group (collectively "Glenborough") have been compensated for management services. Included in operating expenses for the six months ended June 30, 1996 and 1995, are the following amounts paid to Glenborough:

                                              1996       1995
                                           --------    --------
          Property management fees        $  70,000    $ 90,000
          Property salaries (reimbursed)     68,000     102,000
          Hotel management fees             128,000     136,000
          Hotel salaries (reimbursed)       669,000     865,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $140,000 and $229,000 by the Partnership for such expenses during the six months ended June

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          30,  1996 and 1995, respectively.   Such amounts  are included in
          general and administrative expenses.

          In accordance with the Partnership Agreement, the general partner or its affiliates are entitled to a property disposition fee equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $312,000 in 1995 associated with the sale of the Millwood Estates (discussed in Note 4). The fee was included in the net gain on sale of assets.

          Note 4.   PROPERTY SALES
                    --------------
          On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff a $2,000,000 short-term note payable obtained in connection with the repurchase of Participating Notes (as discussed in Note 5). After closing costs and the payoff of the note, the Partnership netted cash proceeds in the amount of $152,000. The Partnership recognized a gain on sale of the asset on its 1995 Statement of Operations in the amount of $155,000.

          Note 5.   PURCHASE OF PARTICIPATING NOTES
                    -------------------------------
          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Noteholders. The Offer was made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. Buying back these notes provides a significant interest savings to the Partnership, which benefits the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

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

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

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

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "Second Offer") to the remaining Noteholders. The Second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note is $1.35 compared to an approximate current Note and accrued interest value of $1.95). The Second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of June 30, 1996, 177 Noteholders accepted the Second Offer of which 163 have been paid. The Partnership will purchase the notes held by the 14 noteholders not paid to date when they have obtained replacement notes from the Trustee. The Partnership purchased $973,000 in original Note principal and paid $341,000 of related accrued interest for a total purchase price of $1,314,000, resulting in a gain to the Partnership of $511,000. The Partnership borrowed $1,100,000 on a $2,000,000 line of credit with an unaffiliated lender to fund the repurchase (see
          Note 7 for further discussion).

          Note 6.   PROPERTY FORECLOSURE
                    --------------------
          In 1995, based on the continued low occupancy due to market saturation, and the property's inability to meet debt service payments, management negotiated a deed-in-lieu of foreclosure with the lender on the Regency Residence property. The
          Partnership paid all net cash flow (defined as all income collected less operating expenses) to the lender from November 1994 until title to the property passed on May 26, 1995. The principal balance of the note secured by the property on May 26,

                                OUTLOOK INCOME FUND 9,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          1995 was $3,537,000, with accrued interest in the amount of $98,700.

          The Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $196,000 primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

          Note 7.   NOTE PAYABLE-SECURED
                    --------------------
          In the first quarter of 1996, the Partnership borrowed an additional $1,100,000 on a $2,000,000 line of credit with an unaffiliated third-party for a total outstanding at June 30, 1996 of $1,600,000. Interest is payable monthly at 10.25% until maturity in June 1997. Proceeds from the loan were used to supplement cash in order to facilitate the repayment of Participating Notes and related accrued interest as a result of the Second Offer repurchase.

          Note 8.   SUBSEQUENT EVENT
                    ----------------
          The borrower reached an agreement with the Partnership to pay off the $2,000,000 note receivable secured by the Branford Business Park property by August 31, 1996. The Partnership will use the proceeds to pay off the $1,600,000 line of credit and make mandatory paydowns on the Participating Notes.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          Outlook Income Fund 9 was formed to invest in improved, income-producing real estate with the following objectives: (i) preserve and protect capital, (ii) provide substantially tax-sheltered distributions to Equity Unit holders, and (iii) offer the potential for appreciation in value.

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

          The Partnership historically paid more in distributions than it earned, and depleted its reserves. Additionally, all income warranties expired prior to December 31, 1991, and in 1992, the deferred interest debt was restructured and loan payments commenced. All distributions have been suspended until the Partnership's reserves can be rebuilt to a level of at least $2,000,000. The Partnership's June 30, 1996 cash balance was $836,000. At this time, management is unable to predict when distributions will resume.

          In January 1994, the Partnership sent a "Conditional Offer to Purchase 12% Participating Notes" ("the Offer") to all Note holders. The Offer was being made to Noteholders in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Offer was contingent upon selling one or more properties or otherwise obtaining financing to raise the
          cash needed  to repurchase the  Notes at  a discount.   The Offer
          originally expired December 1, 1994 but was extended an additional 60 days. Approximately 45% of the Noteholders accepted the Offer. Buying back these notes provided a significant interest savings to the Partnership, which benefits the Equity Unit investors (whose returns are subordinated to the Noteholders' receiving a return of principal plus 12% simple deferred interest per annum).

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

          In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "Second Offer") to the remaining Noteholders. The Second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note is $1.35 compared to an approximate current Note and accrued interest value of $1.95). The Second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of June 30, 1996, 177 Noteholders accepted the Second Offer of which 163 have been paid. The Partnership will purchase the notes held by the 14 noteholders not paid to date when they have obtained replacement notes from the Trustee. The Partnership repurchased $973,000 in original Note principal and paid $341,000 of related accrued interest for a total purchase price of $1,314,000, resulting in a gain to the Partnership of $511,000.

          In the first quarter of 1996, the Partnership borrowed an additional $1,100,000 on a $2,000,000 line of credit with an unaffiliated third-party for a total outstanding at June 30, 1996 of $1,600,000. Interest is payable monthly at 10.25% until maturity in June 1997. Proceeds from the loan were used to supplement cash in order to facilitate the repayment of Participating Notes and related accrued interest as a result of the Second Offer repurchase.

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

          Deferred financing costs and other fees decreased by approximately $68,000 from December 31, 1995 to June 30, 1996 as a result of the write-off of unamortized loan fees and the normal amortization of deferred costs.

          Management's ongoing business plan for the Partnership is to preserve capital and rebuild reserves. By attempting to build reserves, suspending distributions, and prudent day to day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

          Results of Operations
          ----------------------
          Operating revenues decreased $519,000 from $4,357,000 to $3,838,000 for the six month period ending June 30, 1996 compared to the same period in 1995. The decrease is primarily due to the disposition of the Millwood and Regency Residence properties which accounted for a $445,000 and $612,000 decrease, respectively, netted with an increase in revenues totaling approximately $450,000 at the Memphis and Tempe Hotels due to an increase in average daily room rates.

          Following is a comparison of occupancy (and average daily room rate for the hotels) of the properties currently owned by the
          Partnership:
                                                 Occupancy Level
                                                   Percentage
                                               ------------------
                                              June 30,     June 30,
                                                1996         1995
                                              ---------   ---------
          Lake Mead Estates                       92%         91%
          Bryant Lake Phases I and II            100%        100%
          Bryant Lake Phase III                  100%         99%
          Country Suites - Memphis                74%         72%
               Average Daily Room Rate         $55.73      $52.58
          Country Suites - Tempe                  90%         89%
               Average Daily Room Rate         $67.68      $53.04

          Operating expenses decreased $522,000 from $2,885,000 to $2,363,000 for the six month period ending June 30, 1996 compared to the same period in 1995. The decrease is due to the disposition of the Millwood and Regency Residence properties which accounted for $303,000 and $520,000 of the decrease, respectively, netted with an increase in expenses at the Memphis and Tempe hotels totaling approximately $270,000. The Memphis hotel realized an increase in repairs and maintenance expenses as a result of aging of the building. The Tempe hotel realized an increase in management and franchise fees expenses as a result of the increase in operating revenues.

          General and administrative expenses decreased by $70,000 or 24% from $290,000 for the six month period ended June 30, 1995, to $220,000 for the same period in 1996 due to decreased overhead as a result of the disposition of the Millwood and Regency Residence properties.

          The decrease in depreciation and amortization of $242,000 from June 30, 1995 to June 30, 1996 is a result of the decrease in depreciable assets due to the dispositions of the Millwood and Regency Residence properties.

          The decrease in interest expense of $373,000 from June 30, 1995 to June 30, 1996 is a result of the disposition of the Millwood and Regency Residence properties and their related notes payable which accounted for $180,000 and $106,000 decreases, respectively. In addition, $119,000 of the decrease relates to the repurchase of the Participating Notes by the Partnership, netted with increased interest related to the borrowings on the line of credit.

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


                                     OUTLOOK INCOME FUND 9,
                                     A CALIFORNIA LIMITED PARTNERSHIP


                                     By:   Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: August 13, 1996            By:
                                           ----------------------------
                                           Andrew Batinovich
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Director

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


                                     OUTLOOK INCOME FUND 9,
                                     A CALIFORNIA LIMITED PARTNERSHIP


                                     By:   Glenborough Realty Corporation
                                           a California corporation
                                           Managing General Partner




          Date: August 13, 1996            By: /s/ Andrew Batinovich
                                           ----------------------------
                                           Andrew Batinovich
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Director

































                                    Page 16 of 16