Form 10-Q
period 1996-09-30
OUTLOOK INCOME FUND 9
filed 1996-12-06
CIK 801449

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        for the transition period from_____ to______

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

                                    Yes X No

     Total number of units outstanding as of September 30, 1996: 35,727,572

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                                      September
30,               December 31,
                                                                          1996
                      1995
Assets
Rental property:
    Land                                                             $
4,192              $        4,192
    Buildings and improvements
26,126                      25,903

--------------              --------------

30,318                      30,095
       Less accumulated depreciation
(10,350)                     (9,543)

--------------              --------------
           Net rental property
19,968                      20,552

Cash and cash equivalents
788                         591
Accounts receivable, net
153                         177
Note receivable
2,000                       2,000
Deferred financing costs and other
    fees, net of accumulated
    amortization of $1,177 and $1,225
    at September 30, 1996 and December 31,
    1995, respectively
476                         568
Other assets
278                         159

--------------              --------------

           Total assets                                              $
23,663              $       24,047

==============              ==============













                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                                      September
30,              December 31,
                                                                         1996
                     1995
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable - secured                                          $
16,366              $       15,345
    Participating notes:
       Notes issued and outstanding
4,591                       4,591
       Accrued interest, thereon
4,987                       4,582
       Less: Notes held in trust
(3,417)                     (2,329)
              Accrued interest, thereon
(3,542)                     (2,297)

--------------              --------------
           Net due to noteholders
2,619                       4,547

    Accounts payable and accrued expenses
522                         380
    Interest payable
772                         719
    Other liabilities
 64                          63

--------------              --------------

       Total liabilities
20,343                      21,054

--------------              --------------

Partners' equity (deficit):
    General Partner
(394)                       (397)
    Limited Partners, 35,727,572 and
       35,742,572 Equity Units
       outstanding at September 30, 1996
       and December 31, 1995, respectively
3,714                       3,390

--------------              --------------

           Total partners' equity
3,320                       2,993

--------------              --------------

              Total liabilities and partners'
               equity                                                $
23,663              $       24,047

==============              ==============










                 See accompanying notes to financial statements.



                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                    Three
Months Ended                      Nine Months Ended

September 30,                           September 30,

---------------------                     ----------------
                                                                1996
    1995                  1996              1995
                                                               ------
   ------                ------            -----
Revenues:
    Rental income                                            $    1,646
$    1,624            $    5,484        $    5,981
    Gain on sale of property                                        ---
         3                   ---               158
    Gain (loss) on deed-in-lieu of foreclosure                      ---
       (10)                  ---               186
    Interest and other income                                       115
       106                   339               337
                                                             ----------
----------            ----------        ----------

          Total revenues                                          1,761
     1,723                 5,823             6,662
                                                             ----------
----------            ----------        ----------

Expenses:
    Operating, including $1,387 and
     $1,566 paid to affiliates in the nine months
      ended September 30, 1996 and 1995,
      respectively                                                1,173
     1,070                 3,536             3,955
    Interest                                                        487
       408                 1,335             1,801
    Depreciation and amortization                                   252
       337                   873             1,028
    General and administative, including $211
      and $344 paid to affiliates in the nine
      months ended September 30, 1996 and 1995,
      respectively                                                  103
       134                   323               424
                                                             ----------
----------            ----------        ----------

          Total expenses                                          2,015
     1,949                 6,067             7,208
                                                             ----------
----------            ----------        ----------

Loss before extraordinary item                                     (254)
      (226)                 (244)             (546)

Extraordinary item:
    Gain (loss) from purchase of Participating
      Notes                                                          62
       (14)                  571             1,915
                                                             ----------
----------            ----------        ----------

Net income (loss)                                            $     (192)
$     (240)           $      327        $    1,369
                                                             ==========
==========            ==========        ==========

Net income (loss) per Equity Unit                            $    (0.01)
$    (0.01)           $     0.01        $     0.04
                                                             ==========
==========            ==========        ==========

Weighted average number of Equity units
    outstanding during the period used to
    compute net income (loss) per Equity unit                35,727,572
35,742,572            35,734,572        35,742,572
                                                             ==========
==========            ==========        ==========


                 See accompanying notes to financial statements.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)




                                                             General
   Limited
                                                             Partner
   Partners             Total


Balance at December 31, 1995                              $        (397)
$      3,390        $       2,993

Net income                                                            3
         324                  327
                                                          -------------
------------        -------------

Balance at September 30, 1996                             $        (394)
$      3,714        $       3,320
                                                          =============
============        =============



Balance at December 31, 1994                              $        (407)
$      2,431        $       2,024

Net income                                                           14
       1,355                1,369
                                                          -------------
------------        -------------

Balance at September 30, 1995                             $        (393)
$      3,786        $       3,393
                                                          =============
============        =============


















                 See accompanying notes to financial statements.





                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

          Nine months ended

            September 30,

      1996                1995


Cash flows from operating activities:
  Net income
   $      327         $    1,369
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Gain from purchase of Participating Notes
         (571)            (1,915)
    Gain on sale of property
          ---               (158)
    Gain on deed-in-lieu of foreclosure
          ---               (186)
    Depreciation and amortization
          873              1,028
    Amortization of loan fees, included in interest
       expense
           62                172
Changes in certain assets and liabilities:
    Accounts receivable
           24                (95)
    Deferred financing costs and other fees
          (36)               130
    Other assets
         (119)               (55)
    Accounts payable and accrued expenses
          142                 42
    Interest payable
          165                291
    Other liabilities
            1                (69)

   ----------         ----------

       Net cash provided by operating activities
          868                554

   ----------         ----------

Cash flows from investing activities:
    Additions to rental property
         (223)              (264)
    Proceeds from sale of Millwood
          ---              9,352

   ----------         ----------

       Net cash provided by (used for) investing
        activities
         (223)             9,088

   ----------         ----------

Cash flows from financing activities:
  Notes payable principal payments
          (79)            (7,664)
  Repayment of unsecured notes payable
          ---             (2,007)
  Borrowings on unsecured notes payable
        1,100              2,500
  Payment of Participating Notes and accrued
    interest on Millwood sale
          ---               (609)
  Buy-back of Participating Note units-discounted
       (1,469)            (2,109)

   ----------         ----------
Net cash used for financing activities
   $     (448)        $   (9,889)

   ----------         ----------


                                  - continued -




                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

               Statements of Cash Flows - continued (in thousands
                                   (Unaudited)


          Nine months ended

             September 30,

       1996              1995


Net increase (decrease) in cash and cash equivalents
  $       197       $      (247)

Cash and cash equivalents at beginning of period
          591               801

  -----------       -----------

Cash and cash equivalents at end of period
  $       788       $       554

  ===========       ===========


Supplemental disclosure of cash flow information:
  Cash paid for interest
  $     1,491       $     1,336

  ===========       ===========

Supplemental disclosure of noncash transactions:
  Reduction of accrued interest payable resulting
    from purchase of Participating Notes at discount
  $       135       $     1,929

  ===========       ===========

  Reduction of real estate investments resulting
    from a deed-in-lieu of foreclosure
  $       ---       $     3,718

  ===========       ===========

  Reduction of note payable resulting from a deed-
    in-lieu of foreclosure
  $       ---       $     3,537

  ===========       ===========


















                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation (formerly Glenborough Realty Corporation), the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, A California Limited Partnership (the "Partnership"), as of September 30, 1996 and December 31, 1995, and the related statements of operations for the three and nine months ended September 30, 1996 and 1995, and the changes in partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

During the quarter ended June 30, 1996, 15,000 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of September 30, 1996, limited partnership units issued and outstanding were 35,727,572.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

Glenborough Corporation and Glenborough Hotel Group (collectively "Glenborough") have been compensated for management services. Included in operating expenses for the nine months ended September 30, 1996 and 1995, are the following amounts paid to Glenborough:

                                       1996                 1995
                                      ------                -----

Property management fees            $  105,000           $ 123,000
Property salaries (reimbursed)         107,000             141,000
Hotel management fees                  178,000             185,000
Hotel salaries (reimbursed)            997,000           1,117,000

The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $211,000 and $344,000 by the Partnership for such expenses during the nine months ended September 30, 1996 and 1995, respectively. Such

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

amounts are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the Partnership Agreement, the general partner or its affiliates are entitled to a property disposition fee equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $312,000 in 1995 associated with the sale of the Millwood Estates property (discussed in Note 4). The fee was included in the net gain on sale of assets.

Note 4.           PROPERTY SALES

On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff a $2,000,000 short-term note payable obtained in connection with the repurchase of Participating Notes (as discussed in Note 6). After closing costs and the payoff of the two notes, the Partnership netted cash proceeds in the amount of $152,000. The Partnership recognized a gain on sale of the asset on its 1995 Statement of Operations.

Note 5.           NOTE RECEIVABLE

As of October 31, 1996, the agreement between the borrower and the Partnership to pay off at a discount the $2,000,000 note receivable secured by the Branford Business Park property has been terminated.

Note 6.           PURCHASE OF PARTICIPATING NOTES

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

                               September 30, 1996
                                   (Unaudited)


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

In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "Second Offer") to the remaining Noteholders. The Second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note is $1.35 compared to an approximate current Note and accrued interest value of $1.95). The Second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of September 30, 1996, 177 Noteholders accepted the Second Offer of which 173 have been paid. The Partnership will purchase the notes held by the 4 noteholders not paid to date when they have obtained replacement notes from the Trustee. The Partnership purchased $1,088,000 in original Note principal and paid $381,000 of related accrued interest for a total purchase price of $1,469,000, resulting in a gain to the Partnership of $571,000. The Partnership borrowed $1,100,000 on a $2,000,000 line of credit with an unaffiliated lender to fund the repurchase (see Note 8 for further discussion).

Note 7.           PROPERTY FORECLOSURE

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

The Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $188,000 (restated) primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 8.           NOTE PAYABLE-SECURED

In the first quarter of 1996, the Partnership borrowed an additional $1,100,000 on a $2,000,000 line of credit with an unaffiliated third-party. The balance outstanding at September 30, 1996 is $1,600,000. The note accrues interest at an annual rate of 10.25% and requires monthly payments of interest only until June 1997, at which time the unpaid principal and interest are due.

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

The Partnership historically paid more in distributions than it earned, and depleted its reserves. Additionally, all income warranties expired prior to December 31, 1991, and in 1992, the deferred interest debt was restructured and loan payments commenced. All distributions have been suspended until the Partnership's reserves can be rebuilt to a level of at least $2,000,000. The Partnership's September 30, 1996 cash balance was $788,000. At this time, management is unable to predict when distributions will resume.

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

In June 1995, the Partnership sent a second "Conditional Offer to Purchase 12% Participating Notes" (the "Second Offer") to the remaining Noteholders. The Second Offer is for the repurchase of the Notes for a price equal to 135% of the Noteholders original investment (i.e. the purchase price for each Note is $1.35 compared to an approximate current Note and accrued interest value of $1.95). The Second Offer expired October 31, 1995, but the Partnership extended the expiration to December 31, 1995. As of September 30, 1996, 177 Noteholders accepted the Second Offer of which 173 have been paid. The Partnership will purchase the notes held by the 4 noteholders not paid to date when they have obtained replacement notes from the Trustee. The Partnership repurchased $1,088,000 in original Note principal and paid $381,000 of related accrued interest for a total purchase price of $1,469,000, resulting in a gain to the Partnership of $571,000.

In the first quarter of 1996, the Partnership borrowed an additional $1,100,000 on a $2,000,000 line of credit with an unaffiliated third-party. The balance outstanding at September 30, 1996 is $1,600,000. Proceeds from the loan were used to supplement cash in order to facilitate the repayment of Participating Notes and related accrued interest as a result of the Second Offer repurchase.

On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property. In addition, sales proceeds were used to payoff the $2,000,000 note payable used to repurchase Participating Notes (as discussed above). The Partnership recognized a gain on sale on its 1995 Statement of Operations.

Deferred financing costs and other fees decreased by approximately $92,000 from December 31, 1995 to September 30, 1996 as a result of writing-off of unamortized loan fees and the normal amortization of deferred costs.

Other assets increased $119,000, or 75%, from December 31, 1995 to September 30, 1996 primarily due to the increase in property tax impounds required by the lenders.

The increase in accounts payable and accrued expenses of $142,000, or 37%, from December 31, 1995 to September 30, 1996 is primarily due to the increase in accrued property taxes.

Management's ongoing business plan for the Partnership is to preserve capital and rebuild cash reserves. By attempting to build cash reserves, suspending distributions, and prudent day-to-day management of income and expenditures, management is striving to maintain stable operations and endure the challenge of the market.

Results of Operations

Operating revenues decreased $497,000 from $5,981,000 to $5,484,000 for the nine month period ending September 30, 1996 compared to the same period in 1995. The decrease is primarily due to the disposition of the Millwood and Regency Residence properties which account for a combined decrease in revenues of $1,057,000. Operating revenues, however, increased by a total of $474,000 in the same time period at the Memphis and Tempe Hotels due to an increase in average daily room rates.

Following is a comparison of occupancy (and average daily room rates for the hotels) of the properties currently owned by the Partnership:

                                                  Occupancy Level
                                                    Percentage
                                        September 30,         September 30,
                                            1996                  1995
                                          --------              ------
Lake Mead Estates                              84%                   93%
Bryant Lake Phases I and II                   100%                  100%
Bryant Lake Phase III                         100%                   93%
Country Suites - Memphis                       73%                   77%
         Average Daily Room Rate            $56.93                $53.26
Country Suites - Tempe                         84%                   86%
         Average Daily Room Rate            $63.59                $43.57

Operating expenses decreased $419,000 from $3,955,000 to $3,536,000 for the nine month period ending September 30, 1996 compared to the same period in 1995. The decrease is due to the disposition of the Millwood and Regency Residence properties which accounted for $289,000 and $520,000 of the decrease, respectively, netted with an increase in expenses at the Memphis and Tempe hotels totaling approximately $360,000. The Memphis hotel realized an increase in repairs and maintenance expenses as a result of aging of the building. The Tempe hotel realized an increase in management and franchise fees expenses as a result of the increase in operating revenues.

The decrease in interest expense of $466,000 from September 30, 1995 to September 30, 1996 is a result of the disposition of the Millwood and Regency Residence properties and their related notes payable which accounted for $180,000 and $106,000 decreases, respectively. In addition, $135,000 of the decrease relates to the repurchase of the Participating Notes by the Partnership, netted with increased interest related to the borrowings on the line of credit.

The decrease in depreciation and amortization of $155,000 from September 30, 1995 to September 30, 1996 is a result of the decrease in depreciable assets due to the dispositions of the Millwood and Regency Residence properties.

General and administrative expenses decreased by $101,000 or 24% from $424,000 for the nine month period ended September 30, 1995 to $323,000 for the same period in 1996 due to decreased overhead as a result of the disposition of the Millwood and Regency Residence properties.

PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

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


                                 OUTLOOK INCOME FUND 9,
                                 A CALIFORNIA LIMITED PARTNERSHIP


                                 By:  Glenborough Corporation,
                                      (formerly Glenborough Realty Corporation)
                                      Managing General Partner




Date: November 13, 1996               By: /s/ TERRI GARNICK
                                         ------------------
                                         Chief Financial Officer