Form 10-K
period 1996-12-31
OUTLOOK INCOME FUND 9
filed 1997-03-31
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                         Commission file number: 0-15837

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  California                                33-0202964
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

     400 South El Camino Real, Suite 1100                   94402-1708
                                                          ------------
             San Mateo, California                          (Zip Code)
             ---------------------
   (Address of principal executive offices)

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

                                     PART I


Item 1.           Business

Outlook Income Fund 9, a California Limited Partnership, (the Partnership) was formed on August 29, 1986 as a limited partnership under the California Revised Limited Partnership Act for the purpose of purchasing, holding, operating, leasing and selling various properties. The Partnership's public offering commenced on January 12, 1987 and concluded on January 11, 1988, and included raising a total of $40,971,400, of which $5,228,800 was raised from the sale of Participating Notes. The Partnership's operations began on March 5, 1987, the date when impound requirements were met. With limited exceptions, Glenborough Corporation, as Managing General Partner, and Robert Batinovich, as co-General Partner, (collectively "Glenborough" or "the General Partner") have exclusive control over the business of the Partnership, including the right to manage the Partnership's assets.

The Partnership sold units of limited partnership interest ("Equity Units") and income deferred Participating Notes ("Notes"). The Notes are nonrecourse, unsecured obligations of the Partnership. The Notes bear interest at the rate of 12% per annum, noncompounded, and all payments of interest will be deferred until the date of maturity of the Notes (December 31, 1997, or a date not later than December 31, 1998 if the General Partner extends the maturity date) or the sale or refinancing of the Partnership's properties. The holders of the Notes are entitled to receive contingent interest if, after the sale of all of the Partnership's properties, the Partnership has met certain earnings tests. The total indebtedness of the Partnership, including the Notes and accrued interest to the latest possible maturity date (excluding contingent interest) and any third-party financing which is secured by liens on the Partnership's properties, may not exceed 85% of the aggregate purchase price of all the properties which have not been refinanced plus 85% of the aggregate fair market value as determined by the lender as to all the properties which have been refinanced, plus certain reserves. There is no limit on the maximum borrowing with respect to any single property.

During the year ended December 31, 1996, 15,000 units were abandoned by limited partners. Limited partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners.

From June 1993 through December 1996, in three separate transactions, the Partnership repurchased a total of $6,810,100 in Participating Notes (comprising principal in the amount of $3,612,300 and accrued interest in the amount of $3,197,800) from the Noteholders for a purchase price of $4,011,000. In each of these repurchases of Notes, the purchase price paid by the Partnership was discounted from the combined total of principal and accrued interest owing on the repurchased Notes. These discounted repurchases were made in an effort to reduce the impact of the Notes' accrued interest on the value of the Equity Units. The Notes and accrued interest thereon are being held by the Partnership. See Note 6 to the Notes to Financial Statements for further discussion.

Management intends to present a plan of liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

At December 31, 1996, the Partnership owned five properties, which are more fully described in Item 2.

Competition

The Managing General Partner believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions.

Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although the Managing General Partner believes the Partnership's properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated or restructure a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Other Factors

Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership. There can be no assurance that such regulations will not change or have some material effect on the Partnership in the future.

The Partnership does not directly employ any individuals. All regular employees rendering services on behalf of the Partnership are employees of Glenborough or its affiliates.

The business of the Partnership to date has involved only one industry segment, real estate. The Partnership has no foreign operations and the business of the Partnership is not seasonal.

Item 2.           Properties

At December 31, 1996, the Partnership owned the following properties:

                                                                                               Encumbrances at
Name                    Location                 Type             Size          # of Units    December 31, 1996
----                    --------                 ----             ----          ----------    -----------------
Lake Mead Estates
Apartments              Las Vegas, NV           Residential     135,600 sq. ft      160             $3,716,000

Bryant Lake
Business Center:
   Phases I & II        Eden Prairie, MN        Commercial       80,011 sq. ft.     N/A          (included below)
   Phase III            Eden Prairie, MN        Commercial       91,732 sq. ft.     N/A             $4,850,000

Country Suites
by Carlson:
   Memphis              Memphis, TN             Hotel            42,987 sq. ft.     121             $3,471,000
   Tempe                Tempe, AZ               Hotel            44,445 sq. ft.     139             $2,701,000


Lake Mead Estates Apartments

On April 30, 1987, the Partnership acquired its first property, Lake Mead Estates Apartments, a 160-unit apartment complex located at 2068 North Nellis Boulevard, Las Vegas, Clark County, Nevada. The property is situated on one of Las Vegas' major north/south arteries providing a direct route between the city center and Nellis Air Force Base, southern Nevada's largest employer. Total consideration of $5,912,400 was paid for the property. At December 31, 1996, this property is classified as held for sale on the Partnership's accompanying 1996 balance sheet.

The property, which was constructed in 1986, consists of ten two-story wood frame and stucco buildings. The unit mix is 40 one-bedroom/ one-bath units at 633 square feet each and 120 two-bedroom/ two-bath units at 919 square feet each. Common areas include a swimming pool and spa, exercise room, picnic/barbecue area, basketball and volleyball courts, and a separate children's play area. Each unit is assigned a carport for parking and there is additional uncovered parking surrounding the property.

All the units are rented unfurnished. Each unit is equipped with a refrigerator, electric range, garbage disposal, dishwasher, full size washer and dryer, wall-to-wall carpeting, custom window coverings, and electronic smoke detector. Each unit has a private balcony and central heating and cooling. Trash pickup, water and sewer services are included in the monthly rent. The leasing office and one decorated model are used in leasing activities.

The interior of the apartments are smaller in comparison to the modern competition. To remain competitive, the units are being upgraded upon turnover with new carpeting, bath light fixtures and ceiling fans.

According to research conducted by the Partnership's property manager, there are twelve properties in the immediate market area that compete with Lake Mead Estates Apartments, ranging from one to fourteen years old. The average occupancy in Clark County is 95% and within the Northeast area of Clark County, where the property is located, the occupancy is 94%. The market rents average $525 for one bedroom/one bath units and $617 for two bedroom/ two bath units.

Approximately five new apartment communities, comprising 1,124 units, are planned in the Northeast area by the end of 1997. Construction has already begun on a new 360 unit complex which is located less than one mile from Lake Mead Estates Apartments. Although the new apartment complexes could have an affect on the Partnership's rental activities; however, management believes that the new properties will attract a different tenant base due to the higher rental rates. In addition, the Las Vegas Motor Speedway, which opened in November 1996, and adjacent shopping center, scheduled to open spring of 1997, will bring new employment to the area and is expected to increase housing needs.

The occupancy level at December 31, expressed as a percentage of the total apartments available for rent, and the average monthly rental rates for the apartments for the last five years were:

                                      1996              1995           1994           1993            1992
                                      ----              ----           ----           ----            ----
Occupancy rate                         86%               88%            98%            94%             96%

Rental rate:
      One bedroom
       /one bath units                $507              $503           $482           $476            $462
      Two bedroom
       /two bath units                $602              $612           $585           $564            $546

At February 28, 1997, the occupancy rate has risen to 98%.

In the opinion of management, the property is adequately covered by insurance.

In 1996, the Lake Mead Estates Apartments property was assessed property taxes of approximately $55,000 based on a tax rate of 2.63%.

On September 19, 1988, the Partnership obtained a loan from American National Insurance Company in the original amount of $4,000,000, secured by a note and first deed of trust secured by the property. The note bears interest at 9.625%, requires monthly principal and interest payments of $34,000 and matures on October 1, 2018. At December 31, 1996, the outstanding balance of the note was $3,716,000.

Bryant Lake Business Center - Phases I & II

On January 28, 1988, the Partnership acquired a ninety percent (90%) general partner interest in Bryant Lake Associates, Phases I and II, a California Limited Partnership ("the Joint Venture"), in order to acquire Phases I and II of the Bryant Lake Business Center, a business center located in Eden Prairie, Minnesota. Total consideration paid by the Partnership was $4,890,000. On November 30, 1990, the Partnership purchased the 10% limited partnership interest for $180,000. As a consequence of the purchase, the Joint Venture was dissolved and the assets and liabilities of the Joint Venture were transferred to the Partnership.

The property consists of three single-story buildings totaling 80,011 square feet of office/showroom and office/warehouse space located on approximately
6.375 acres on Market Place Drive and Valley View Road, a triangular piece of land bound by Interstate Highway 494, Highway 62 and U.S. Highway 169 in Eden Prairie, Minnesota, a southeastern suburb of Minneapolis.

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

According to research conducted by the Partnership's property manager, the Twin Cities metropolitan area is divided into five primary real estate sub-markets, the largest of which is the southwestern suburban sub-market, in which the Bryant Lake Business Center is located. The southwestern suburban area has been especially desirable due to its proximity to executive housing and large supply of skilled professionals.

The southwestern suburban sub-market is expected to lead the way in development in 1997 with approximately 910,000 square feet in new projects planned. These projects include 245,000 square feet of office/showroom (50% or more office), 540,000 square feet of office/warehouse (less than 50% office) and 125,000 square feet of bulk warehouse. Each of these projects will be direct competition to Bryant Lake Business Center. However, due to the lack of office space throughout the Twin Cities, traditional office tenants have been lead to lease office/showroom space as an alternative. Many office/showroom owners, including the Partnership, have been able to substantially increase rental rates, leading to increased property values.

The current office/warehouse area in which Bryant Lake Business Center is located, includes 5,782,801 square feet of leasable space with a 4.6% vacancy. The average annual effective rental rates range from $6.89 to $12.11 NNN (tenant pays all operating expenses, including taxes, insurance and capital). The property was 92% leased at December 31, 1996 with a major tenant lease expiration occurring in September 1997. The tenant has one three year option to renew, however, the space will also be marketed for lease if necessary after March 31, 1997. The property is in excellent physical condition and no capital improvements are planned for 1997.

The occupancy level at December 31, expressed as a percentage of the total net leasable square feet, and the average annual effective rent per square foot for the last five years were:

                    Occupancy Level         Average Annual Effective
     Year             Percentage              Rent Per Square Foot
     ----          ----------------           --------------------
     1996                   83%                      $7.85
     1995                 100%                        6.81
     1994                 100%                        6.48
     1993                  96%                        6.67
     1992                 100%                        6.48

The current annual effective rental rates ranged from $4.40 to $11.33 per square foot.

In August 1996, the property lost a major tenant, occupying 13,815 square feet, due to financial instability. Management has successfully leased 6,989 square feet of the space and continues to market the remainder.

Two tenants occupy ten percent or more of the leasable square footage of the property. The principal terms of their leases and the nature of the tenants' businesses are as follows:
                                                    Data Collection
                         Zytec Corp.                Systems, Inc.
Nature of business       Manufacturer               Computer
                         of computer                programmers
                         components
Lease term               13 years                   7 years
Expiration date          9/30/97                    3/31/01
Square feet              28,375                     19,300
(% of total)             35%                        24%
Annual effective rent    $190,600                   $111,000
Rent increases           CPI                        13% in 1999
Renewal options          One 3 year option          One 5 year option

In the opinion of management, the property is adequately covered by insurance.

In 1996, the Bryant Lake Business Center, Phases I and II property was assessed property taxes of approximately $199,000 based on a tax rate of 6.38%.

As part of the 1990 workout of the Bryant Lake Phase III mortgage (see further discussion which follows), the lender received as additional security a first lien on the Bryant Lake Phases I and II property, but at any time, the Partnership may furnish a letter of credit in the amount of $1,738,838 to the lender, and upon the lender's acceptance of the letter of credit, the lender will release its first lien on the Bryant Lake Phases I and II property.

Bryant Lake Business Center - Phase III

On January 28, 1988, the Partnership acquired a fifty percent (50%) general partnership interest in Bryant Lake Associates, Phase III, a California limited partnership ( "Phase III"), in order to acquire Phase III of the Bryant Lake Business Center. Total consideration paid by the Partnership of $3,251,900 included $826,900 in cash and assumption of 50% of the existing $4,850,000 loan secured by a first deed of trust on the property.

On November 30, 1990, the Partnership purchased the 50% limited partnership interest. As consideration for the purchase, the seller is entitled to 25% of net cash flow, if any, from operations and ultimate disposition of the property, as provided in the purchase and sale agreement. Through December 31, 1996, no net cash flow payments have been due or payable to the seller. As a consequence of the purchase, Phase III was dissolved and the assets and liabilities of Phase III were transferred to the Partnership.

The property consists of three single-story buildings totaling approximately 91,732 square feet of office/showroom and office/warehouse space located on approximately 8.038 acres on Market Place Drive and Valley View Road, a triangular piece of land bound by Interstate Highway 494, Highway 62 and U.S. Highway 169 in Eden Prairie, Minnesota, a southeastern suburb of Minneapolis.

The buildings, completed in 1986, have brick facades and decorative metal accent features. All buildings have truck loading docks and are equipped with fire sprinkler systems.

The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                   Occupancy Level              Average Annual Effective
Year                 Percentage                   Rent Per Square Foot
----                 ----------                   --------------------
1996                      100%                          $7.22
1995                     100%                            7.16
1994                      96%                            6.68
1993                      97%                            6.35
1992                      91%                            5.16

The current average annual effective rental rates ranged from $5.20 to $9.28 per square foot.

Three tenants occupy ten percent or more of the leasable square footage of the property. The principal terms of their leases and the nature of the tenants' businesses are as follows:

                         Seasonal                                Sales Force
                         Specialties, LLC     Keomed, Inc.       Companies, Inc.
Nature of business       Christmas supplies   Medical equip.     Food brokerage
                         wholesaler           sales and rental   company
Lease term               8 years              6 years            6 years
Expiration date          12/31/00             5/31/97            3/31/97
Square feet              21,304               10,083             17,455
(% of total)             23%                  11%                19%
Annual effective rent    $115,000             $73,320            $155,040
Rent increases           None                 None               None
Renewal options          None                 None               None

Two of the property's major tenants have lease expirations in 1997. Management is negotiating a lease renewal with Keomed, Inc. which may include a reduction in square footage. Management has extended the expiration of Sales Force Companies, Inc. lease to June 30, 1997 at which time they will vacate. Management is currently in negotiations with a possible tenant for 12,000 square feet of that space.

In the opinion of management, the property is adequately covered by insurance. In 1996, the Bryant Lake Business Center - Phase III property was assessed property taxes of approximately $218,000 based on a tax rate of 6.57%.

In 1985, the City of Eden Prairie, Minnesota issued commercial bonds in the original amount of $4,850,000 made payable to a lender who in turn lent the proceeds to Bryant Lake Partners pursuant to the terms of a loan agreement. With the purchase of the interests in Bryant Lake Associates, Phase III in 1990, the Partnership assumed the $4,850,000 loan. The loan is secured by first deeds of trust on the Bryant Lake Phase III and Bryant Lake Phases I and II properties and requires monthly interest-only payments of $35,000 through October 1, 2015.

From October 1, 1989 to October 31, 1990, interest payments for Bryant Lake III were in default. On November 1, 1990, the Partnership entered into an agreement with the lender. Under the terms of the agreement, the lender waived delinquent interest and other charges of $351,000. The remaining delinquent interest of $424,000, plus interest compounded monthly at 8% per year, will be deferred and will be due and payable on or before November 1, 2000. At December 31, 1996, the delinquent interest totaled $693,000 and is included in interest payable on the Partnership's 1996 balance sheet.

Country Suites By Carlson - Memphis

On August 1, 1988, the Partnership purchased the Country Suites By Carlson - Memphis, a 121-suite hotel located at 4300 American Way in Memphis, Tennessee. Total consideration paid of $5,502,700 included a cash payment of $4,131,700 and a note in the original amount of $1,371,000 to which the property is subject.

The property is situated on the north side of American Way, west of the intersection of American Way & Cherry Road, approximately nine miles east of the Memphis Central Business District and 1-1/2 miles northeast of Memphis International Airport. The property was completed in February 1988 and consists of four three-story buildings containing 121 hotel suites. Each suite is furnished and features a complete kitchen facility, except the mini suites, which contain a microwave and small refrigerator. Amenities include a centrally located swimming pool and spa, guest laundry facilities and conference rooms above the lobby area. An atrium located at the rear of the office/registration area, overlooks the courtyard area. An elevator located adjacent to the courtyard area, services the three-story hotel.

The target market is small corporate business, larger contract accounts and government/military business; each of which provide a strong base of week-day revenues. In addition, transient business and discounted leisure groups provide on-going week-end revenues. Marketing efforts will continue to focus on new account development within the business and government sector to build a strong base of week-day clients.

From 1993 through 1996, the hotel has undergone significant improvements in order to meet and maintain the Country Suites By Carlson standards. By upgrading the hotel's physical and aesthetic appeal, management has not only met the Country Suites By Carlson franchise standards but also improved the average room rates. However, the hotel's cash flow has not been sufficient to cover monthly debt service payments.

The 121 suites are summarized as follows:

                                             Sq. Ft.      Total
  No.        Description                   Per Suite    Sq. Ft.
   17        Twins                               367      6,239
   42        1 Bedroom                           367     15,414
    6        Kings                               367      2,202
   56        Studio                              248     13,888
-----                                                    ------
  121                                                    37,743

             Atrium lounge and office                     2,429
             Laundry and storage                          1,515
             Meeting rooms                                1,300
                                                         ------
             Total enclosed area                         42,987
                                                         ======

The property's average occupancy level and average daily room rate for the past five years were:

                                    1996             1995              1994              1993             1992
                                    ----             ----              ----              ----             ----

Average occupancy level              69%              72%               75%              75%               72%
Average daily room rate             $58.25           $52.68            $53.21            $49.40           $50.80

The above rates are for 1-7 night stays and include any extended stay, corporate or military discounts.

According to research conducted by the Partnership's general manager, competing hotels in the area averaged 72% occupancy and daily room rates of $57.00 during 1996.

In the opinion of management, the property is adequately covered by insurance.

In 1996, the Country Suites by Carlson - Memphis property was assessed property taxes of approximately $59,000 based on a tax rate of 3.18%.

The property is owned by the Partnership in fee, subject to a note and first deed of trust in the original amount of $3,471,000, payable to GLENFED Service Corporation. The note bears interest at a fixed 9% rate, payable in monthly principal and interest installments of $28,951 until the note matures in July 1999, when all principal and interest is due and payable. In January 1997, due to the insufficient cash flow of the property in relation to the debt service requirements, the Partnership stopped making debt service payments and as a result is in default under the terms of the loan which is secured by the property. In addition, the Partnership has received notice that the lender will foreclose on the property on April 4, 1997.

Country Suites By Carlson - Tempe

On August 1, 1988, the Partnership acquired an undivided seventy-five percent (75%) interest as Tenants in Common with Outlook Income Fund 10, a California Limited Partnership ("OIF 10"), in a 139-suite hotel known as Country Suites By Carlson - Tempe, located at 1660 East Elliot Road and Harl Avenue, in Tempe, Arizona. OIF 10 was an affiliate of the Partnership with similar investment objectives. Total consideration paid by the Tenancy in Common for the property was $7,786,800, which included a cash payment of $5,927,800 and a promissory note in the original amount of $1,859,000, to which the property was subject.

On November 4, 1993, the Partnership finalized the purchase of the remaining twenty-five percent (25%) interest from OIF 10 and Country Suites By Carlson - Tempe became 100% owned by the Partnership. The total purchase price of $1,225,000 included a cash payment of $950,000 plus the cancellation of the $275,000 note receivable from OIF 10.

The property contains 2.532 acres of level, irregularly shaped land, at the intersection of Elliot Road and Harl Road, with 468.94 feet of frontage along Harl Road and 175 feet of frontage along Elliot Road. It is located one quarter mile east of Interstate 10, south of Phoenix, in the I-10 Commerce Center. The property was completed in May 1988 and consists of five three-story buildings containing 139 hotel suites. Each suite is furnished and features a complete kitchen facility, except the studio units, which contain a microwave oven and refrigerator. Amenities include a centrally located swimming pool and spa; two guest laundry facilities; 1,000 square feet of meeting rooms and two heated pools including a child pool. An atrium located adjacent to the office/registration area overlooks the courtyard area.

The hotel is well located within the high tech, government and business strip in the fourth largest and most progressive city in the valley. Although the local economy is fairly strong, low visibility from the freeway and the effects of the recession on travel had curbed the hotel's profitability. Furthermore, city government will not approve a larger sign to improve visibility of the hotel, so management is considering other options to attract "walk-in" business. Despite these local factors, management uses aggressive marketing and a strong reservations network which resulted in an improvement in room rates during the course of the year.

The target markets include tour groups which resulted in a high percentage of total revenues. Management also continues to develop commercial accounts to provide a base for non-tourist season. In addition, an account executive has been hired to focus on direct sales calls to maximize new account development. Furthermore, the franchise reservation system, which books the highest rated room rates, has matured and helps to aid the property in earning a higher average daily room rate. The discount segment constituted the largest base of revenues.

From 1993 through 1996, the hotel has undergone significant improvements in order to meet and maintain the Country Suites By Carlson standards. By upgrading the hotel's physical and aesthetic appeal, management has not only met the Country Suites By Carlson franchise standards but also improved the average room rates.

The 139 suites are summarized as follows:

                                        Sq. Ft.                    Total
    No.         Description           Per Suite.                  Sq. Ft.
    ---         -----------           ----------                  -------
     29         Queens                       361                   10,469
     24         1 Bedroom                    361                    8,664
     13         Kings                        418                    5,434
     71         Studio                       196                   13,916
      2         Handicap                     361                      722
   ----                                                           -------
    139                                                            39,205

         Office, laundry and storage, elevator, meeting rooms       5,240
         Total enclosed area                                       44,445


The property's average occupancy level and average daily room rate for the last five years were:

                                     1996              1995             1994              1993            1992
                                     ----              ----             ----              ----            ----
Average occupancy level              83%               87%              85%               70%             53%
Average daily room rate              $64.12            $49.82           $44.60            $43.70          $45.80

The above rates are for 1-7 night stays and include any extended stay, corporate or military discounts.

According to research conducted by the Partnership's general manager, competing hotels in the area averaged 86% occupancy and daily room rates of $62.00 during 1996.

In the opinion of management, the property is adequately covered by insurance.

In 1996, the Country Suites by Carlson - Tempe property was assessed property taxes of approximately $107,000 based on a tax rate of 14.51%.

The Partnership owns the property subject to a note and first deed payable to GLENFED Service Corporation. The note bears interest at a fixed rate of 9%, payable in monthly principal and interest installments of $22,529 until the note matures in July 1999, when all principal and interest will be due and payable. The outstanding principal balance of the note at December 31, 1996, was $2,701,000.


Item 3.            Legal Proceedings

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.            Market  for   Partnership's   Common   Equity   and   Related
                   Stockholders Matters

Market Information

The units of limited partnership interest in the Partnership (the "Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partner must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

Holders

As of December 31, 1996, there were 2,061 holders of record for the 35,727,572 Equity Units and 236 holders of record for the 4,591,000 Notes, including 3,288,000 Participating Notes purchased by the Partnership.

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

At December 31, 1996, holders of Equity Units had an original capital balance of $35,742,600 and cumulative priority returns of approximately $22,425,000.
Holders of the Notes had a principal balance of $4,591,800 (including Participating Notes of $3,288,000 repurchased by the Partnership) and accrued interest of approximately $5,125,000 (including accrued interest of $3,650,000 relating to the Participating Notes purchased by the Partnership). The capital accounts of the Equity Unit holders continue to accrue priority returns at a rate of 9% per annum. The cumulative priority returns of the Equity Unit holders do not represent obligations of the Partnership, but only represent amounts which must be paid before any distributions can be paid to other partners. The principal balance of the Notes continues to accrue interest at a rate of 12%. Reference should be made to the Partnership's partnership agreement for a more complete description of preferential distributions.

Item 6.            Selected Financial Data

The following is selected data for the five years ended December 31, 1996 (in thousands, except per Unit data).

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

                                             1996           1995            1994            1993           1992
                                             ----           ----            ----            ----           ----
Revenues                               $     7,686    $      8,202    $      10,061  $      9,913    $      9,642

Net loss before
 extraordinary items (1)               $      (337)   $     (1,134)   $      (2,893) $     (3,949)   $     (2,646)

Net income (loss)                      $       111    $        969    $      (2,893) $     (3,521)   $     (2,646)

Net loss per Equity Unit
 before extraordinary item             $     (0.01)   $      (0.03)   $       (0.08) $      (0.11)   $      (0.07)

Net income (loss)
 per Equity Unit                       $       ---    $       0.03    $       (0.08) $      (0.10)   $      (0.07)

Total assets                           $    23,489    $     24,047    $      38,279  $     41,761    $     45,910

Secured notes
 payable                               $    16,325    $     15,345    $      26,076  $     27,223    $     26,451

Participating Notes                    $     4,591    $      4,591    $       5,229  $      5,229    $      5,229

(1) See the  discussion  regarding  the  extraordinary  items  included  in Note 3 and 6 of the Notes to  Financial
Statements.

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

The Partnership's original plan was to pay 9% current distributions to the Equity Unit investors. The primary source for these distributions was to be two-fold: first, income warranties given by sellers to maintain property income at a high level while the properties were in their start-up phase; and second, deferred interest debt that allowed the Partnership to use borrowed money without having to make current loan payments. Most of the Partnership's debt, including the Notes, was of this type. Thus, the income warranties subsidized the property income, and the deferred interest debt allowed cash flow that would normally have been required for debt service to be used for distributions. By using these techniques, the Partnership was able to pay distributions at a high level in the hope that the actual property cash flow and value of the properties would increase enough that, (i) when the income warranties and interest deferrals expired, the property cash flow would cover the new loan payments without reducing distributions, and (ii) when the property was sold, the value would have increased enough to absorb the higher mortgage balance without eroding the original equity. It is now evident that the original overall plan will not be realized. The Partnership historically paid more in distributions than it earned, and depleted its reserves. Distributions made by the Partnership ceased after 1990. All prior distributions represented a return of capital. The Partnership realized positive cash flows from operations after capital improvements, leasing commissions and debt service in the years ended 1996 and 1995. However, at this time, management is unable to predict when distributions will resume.

At December 31, 1996, the Partnership's cash balance was $1,121,000. The remainder of the Partnership's assets consist primarily of it's investments in real properties which totaled $19,689,000 at December 31, 1996.

Due to continued insufficient funds generated from operations to cover debt service, the Partnership discontinued the payment of debt service on the loan secured by the Country Suites by Carlson - Memphis property in January 1997. On March 14, 1997, the Partnership received a Notice of Foreclosure on the Country Suites by Carlson Memphis property and a foreclosure sale is scheduled for April 4, 1997. The Country Suites by Carlson - Memphis property is classified as rental property held pending foreclosure on the Partnership's 1996 balance sheet.

On March 13, 1997, the Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of Lake Mead Estates Apartment complex. The sale is expected to close escrow in June 1997 for a purchase price of $5,000,000. With the proceeds from the sale, the Partnership would payoff the related debt on the property and pay the Noteholders their portion of the principal and stated interest related to the Lake Mead Estates Apartments property. The remaining proceeds will be used to replenish cash reserves. The Lake Mead Estates Apartment property is classified as rental property held for sale on the Partnership's 1996 balance sheet.

On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000, out of which $7,572,400 was used to payoff the outstanding note secured by the property and $2,000,000 was used to payoff the note payable used to repurchase Participating Notes (as discussed in Note 6 of the Notes to the Financial Statements). The Partnership recognized a gain on the sale of $154,000 which is included in the 1995 statement of operations.

As the estimated fair value of the Regency Residence property was lower than the debt secured by the property and the cash flow generated by the property did not cover debt service, the Partnership transferred the property to the bank by a deed-in-lieu of foreclosure in 1995.

On November 15, 1994, the Partnership sold Branford Business Park property to an unaffiliated third party for $2,675,000, out of which $700,000 was used to payoff the outstanding note secured by the property. Under the terms of the transaction, the Partnership financed a $2,000,000 promissory note, secured by the property, at an interest rate of 8.5% with interest-only payments due until maturity on November 11, 1999. The Partnership realized a loss on the sale of $257,000 which is included in the Partnership's 1994 statement of operations. Payments on the related note receivable are current through the date of this filing.

In the fourth quarter of 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for Impairment of Long-Lived Assets and Long-Lived Asset to be Disposed of". There was no impact on the financial position or results of operations of the Partnership from the initial adoption of SFAS 121.

Management intends to present a plan of liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

RESULTS OF OPERATIONS

Comparison  of the year ended  December 31, 1996 to the year ended  December 31,
1995

Rental income decreased $402,000 or 5% in 1996 compared to 1995 primarily due to the disposition of Millwood Estates Apartments and Regency Residence properties in 1995 which account for a decrease in revenue of $445,000 and $612,000, respectively. This decrease is partially offset by an increase in revenues at the Memphis and Tempe hotels of $110,000 and $518,000, respectively, due to an increase in average daily room rates.

Interest and other income increased $40,000 or 9% in 1996 compared to 1995 due to additional interest income as a result of higher invested cash balances.

Operating expenses decreased by $537,000 or 10% in 1996 compared to 1995 primarily due to the disposition of Millwood Estates Apartments and Regency Residence properties in 1995 which account for $289,000 and $520,000 of the decrease, respectively. The decrease in expenses was partially offset by an increase in expenses at the Memphis and Tempe hotels of $45,000 and $161,000, respectively. The Memphis hotel realized an increase in repairs and maintenance as a result of aging of the building. The Tempe hotel realized an increase in room related expenses and management and franchise fees as a result of the increase in operating revenues.

The decrease in interest expense in 1996 of $475,000 or 21% is a result of the disposition of Millwood Estates Apartments and Regency Residence properties and their related notes payable which account for $180,000 and $106,000 of the decrease, respectively. In addition, $164,000 of the decrease relates to the repurchase of the Participating Notes by the Partnership, offset by the increase in interest related to an increase in outstanding debt.

The decrease in depreciation and amortization of $163,000 or 12% from 1996 to 1995 is a result of the decrease in depreciable assets due to the disposition of Millwood Estates Apartments and Regency Residence properties in 1995.

General and administrative expenses decreased by $138,000 or 25% in 1996 compared to 1995 primarily due to decreased overhead as a result of the disposition of Millwood Estates Apartments and Regency Residence properties in 1995.

As discussed in Note 6 of the Notes to Financial Statements, the repurchase of Participating Notes and the forgiveness of the related accrued interest resulted in a gain of $448,000 and is included on the Partnership's 1996 statement of operations.

Comparison  of the year ended  December 31, 1995 to the year ended  December 31,
1994

Rental income decreased $2,214,000 or 23% in 1995 compared to 1994 primarily as a result of the dispositions of the Millwood Estates Apartments and Regency Residence properties in 1995 and the Branford Business Park in November 1994 which accounted for a decrease of $1,369,000, $911,000 and $302,000, respectively. This decrease is partially offset by an increase in revenue from the Tempe hotel of $289,000 due to an increase in the average daily room rate.

Interest and other income decreased by $56,000 in 1995 compared to 1994 due to lower prevailing interest rates and average invested cash balances during 1995.

Operating expenses decreased by $1,402,000 or 21% in 1995 compared to 1994 primarily as a result of the dispositions of the Millwood Estates Apartments and Regency Residence properties in 1995 and the Branford Business Park property in November 1994 which accounted for a decrease of $665,000, $845,000 and $163,000, respectively. The decrease was partially offset by an increase in expenses at the Tempe hotel of $192,000 as a result of an increase in room related expenses and management and franchise fees as a result of the increase in operating revenues.

The 1995 decrease in depreciation and amortization of $432,000 or 25% from 1994 is a result of the decrease in depreciable assets resulting from the disposition of the Millwood Estates Apartments and Regency Residence properties.

The decrease in interest expense of $934,000 or 29% from 1995 to 1994 is a result of the disposition of the Millwood Estates Apartments and Regency Residence properties and their related notes payable which accounted for a $554,000 and $214,000 decrease, respectively. In addition, $170,000 of the decrease relates to the combination of the repurchase and the pay-down of the Participating Notes by the Partnership.

As discussed in Note 3 of the Notes to Financial Statements, the sale of Millwood Estates Apartments resulted in a gain of $154,000 and is included on the Partnership's 1995 statement of operations.

As discussed in Note 3 of the Notes to Financial Statements, the Regency Residence deed-in-lieu of foreclosure resulted in a gain of $188,000 and is included on the Partnership's 1995 statement of operations.

As discussed in Note 6 of the Notes to Financial Statements, the repurchase of Participating Notes and the forgiveness of the related accrued interest resulted in a gain of $1,915,000 and is included on the Partnership's 1995 statement of operations.

As discussed in Note 3 of the Notes to Financial Statements, the Partnership recorded a provision for impairment of investment in real estate of $836,000 on it's 1994 statement of operations to reduce the carrying value of the Regency Residence property to the balance of the note payable and accrued interest.

Item 8.           Financial Statements and Supplementary Data


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page

Report of Independent Public Accountants....................................18

Financial Statements:
      Balance Sheets at December 31, 1996 and 1995..........................19

       Statements of Operations for the years ended December 31,
       1996, 1995 and 1994..................................................20

       Statements  of Partners'  Equity  (Deficit) for the years
       ended December 31, 1996, 1995 and 1994...............................21

       Statements of Cash Flows for the years ended December 31,
       1996, 1995 and 1994..................................................22

      Notes to Financial Statements.........................................24

Financial Statement Schedules:
       Schedule  III  -  Real  Estate  Investments  and  Related
       Accumulated  Depreciation  at December  31, 1996 and Note
       thereto............................................................. 33

       Schedule IV - Mortgage Loan  Receivable,  Secured by Real
       Estate at December 31, 1996 and Note thereto.........................35


Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OUTLOOK INCOME FUND 9, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the index to financial statements and schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Anderson

SanFrancisco,  California
  February 11, 1997 (except with respect to the matters discussed in Note 3, as to which the date is March 17, 1997)


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1996 and 1995
                    (in thousands, except units outstanding)


Assets                                                               1996                 1995
------                                                             --------             ------
Investments in real estate:
    Rental property, net of accumulated
       depreciation of $6,183 and $9,543
       in 1996 and 1995, respectively                           $       12,397        $      20,552
    Rental property held for sale, net                                   3,917                   --
    Rental property held pending foreclosure                             3,375                   --
                                                                  ------------         ------------
         Net real estate investments                                    19,689               20,552

Cash and cash equivalents                                                1,121                  591
Notes receivable                                                         2,000                2,000
Accounts receivable, net                                                   119                  177
Deferred financing costs and other fees, net
    of accumulated amortization of $1,219 and
    $1,225 in 1996 and 1995, respectively                                  435                  568
Other assets                                                               125                  159
                                                                  ------------        -------------

         Total assets                                           $       23,489        $      24,047
                                                                 =============         ============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                               $       16,325        $      15,345
    Participating notes:
      Notes issued                                                       4,591                4,591
      Accrued interest, thereon                                          5,125                4,582
      Less: Notes repurchased by the Partnership                        (3,288)              (2,329)
      Accrued interest, thereon                                         (3,650)              (2,297)
                                                                  ------------        -------------
         Net due to outside holders                                      2,778                4,547

    Accounts payable and accrued expenses                                  448                  380
    Interest payable                                                       769                  719
    Other liabilities                                                       65                   63
                                                                  ------------        -------------
         Total liabilities                                              20,385               21,054
                                                                  ------------        -------------

Partners' Equity (Deficit):
    General partner                                                       (396)                (397)
    Limited partners, 35,727,572 and 35,742,572
      equity units outstanding in 1996 and 1995,
      respectively                                                       3,500                3,390
                                                                  ------------        -------------

         Total partners' equity                                          3,104                2,993
                                                                  ------------        -------------

Total liabilities and partners' equity                          $       23,489        $      24,047
                                                                 =============         ============


 The accompanying notes are an integral part of these financial statements.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994
                     (in thousands, except per unit amounts)


                                                                                    1996            1995            1994
                                                                                    ----           ------          -----
Revenue:
 Rental income                                                                 $      7,208   $      7,610    $      9,824
 Interest and other income                                                              478            438             494
 Gain (loss) on sale of property                                                         --            154            (257)
                                                                                -----------    -----------    -------------

    Total revenue                                                                     7,686          8,202          10,061
                                                                                -----------    -----------    ------------
Expenses:
 Operating, including $1,841, $1,798 and $2,618
    paid to affiliates in 1996, 1995 and 1994, respectively                           4,646          5,183           6,585
 Interest                                                                             1,811          2,286           3,220
 Depreciation and amortization                                                        1,147          1,310           1,742
 Provision for impairment of investment in
    real estate                                                                          --             --             836
 General and administrative, including $281, $458 and
    $468 paid to affiliates in 1996, 1995 and 1994, respectively                        419            557             571
                                                                               ------------   ------------    ------------

        Total expenses                                                                8,023          9,336          12,954
                                                                                -----------    -----------    ------------

Net loss before extraordinary items                                                    (337)        (1,134)         (2,893)

Extraordinary items:
 Gain on debt forgiveness                                                                --            188              --
 Gain from Participating Notes purchased                                                448          1,915              --
                                                                                -----------    -----------    ------------

       Total extraordinary items                                                        448          2,103              --
                                                                                -----------    -----------    ------------

Net income (loss)                                                              $        111   $        969    $     (2,893)
                                                                                ===========    ===========     ===========

Net income (loss) per Equity Unit:
 Before extraordinary items                                                    $     (0.01)   $      (0.03)   $      (0.08)
 Extraordinary items                                                                  0.01            0.06              --
                                                                                 ---------      ----------      -----------
    Total                                                                      $        --     $       0.03 $        (0.08)
                                                                                ==========      ===========     ===========

Weighted  average number of Equity Units
 outstanding  during the period used to
 compute net income (loss)
 per Equity Unit                                                                 35,732,957     35,742,572      35,742,572
                                                                                ===========    ===========     ===========





 The accompanying notes are an integral part of these financial statements.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                     (Deficit) For the years ended December
                             31, 1996, 1995 and 1994
                                 (in thousands)


                                                                         General          Limited
                                                                        Partner          Partners         Total

Balance at December 31, 1993                                        $        (378)  $       5,295    $     4,917

Net loss                                                                      (29)         (2,864)        (2,893)
                                                                     ------------    ------------     ----------

Balance at December 31, 1994                                                 (407)          2,431          2,024

Net income                                                                     10             959            969
                                                                     ------------     -----------     ----------

Balance at December 31, 1995                                                 (397)          3,390          2,993

Net income                                                                      1             110            111
                                                                     ------------    ------------     ----------

Balance at December 31, 1996                                        $        (396)  $       3,500    $     3,104
                                                                     =============   ============     ==========
























 The accompanying notes are an integral part of these financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                           1996                1995                  1994
                                                                           ----              -------               ------
Cash flows from operating activities:
Net income (loss)                                                    $         111       $         969        $     (2,893)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                            1,147               1,310               1,742
    Amortization of loan fees, included in interest expense                     99                 226                 139
    Provision for impairment of investment in real estate                       --                  --                 836
    (Gain) loss on sale of property                                             --                (154)                257
    Gain on debt forgiveness                                                    --                (188)                 --
    Gain from purchase of Participating Notes                                 (448)             (1,915)                 --
Changes in certain assets and liabilities:
    Accounts receivable                                                         58                 (90)                 --
    Deferred financing costs and other fees                                    (36)               (121)                (28)
    Other assets                                                                34                  89                 (47)
    Accounts payable and accrued expenses                                       68                 113                 (33)
    Interest payable                                                           213                 358                 633
    Other liabilities                                                            2                 (11)                (70)
                                                                       -----------         ------------        ------------

        Net cash provided by operating activities                            1,248                 586                 536
                                                                       -----------         -----------         -----------

Cash flows from investing activities:
    Additions to real estate                                                  (214)               (439)               (496)
    Proceeds from sale of property                                               --               9,557                 --
    Closing costs on sale of Branford                                            --                 --                (166)

        Net cash provided by (used for) investing activities                  (214)              9,118                (662)
                                                                       ------------        -----------         ------------

Cash flows from financing activities:
    Notes payable principal payments                                          (120)             (9,696)               (448)
    Borrowings on note payable                                               1,100               2,500                  --
    Payment of Participating Notes and accrued
      interest from Millwood sale                                               --                (609)                 --
    Buy-back of Participating Notes - discounted                            (1,484)             (2,109)                 --
                                                                       -----------         -----------         -----------

          Net cash used for financing activities                              (504)             (9,914)               (448)
                                                                       ------------        -----------         ------------

Net increase (decrease) in cash and cash equivalents                           530                (210)               (574)

Cash and cash equivalents at beginning of year                                 591                 801               1,375
                                                                       -----------         -----------         -----------

Cash and cash equivalents at end of year                              $      1,121        $        591        $        801
                                                                       ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Cash Flows - continued
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $      2,018       $       2,026        $      2,247
                                                                       ===========        ============         ===========

Supplemental disclosure of non-cash transactions:
    Reduction of accrued interest payable resulting
       from purchase of Participating Notes at
       discount                                                       $       973         $    1,915          $         --
                                                                      ===========         ==========          ============

    Receipt of Notes receivable in sale of property                   $        --         $       --          $      2,000
                                                                      ===========         ==========          ============

    Proceeds from sale used to pay-down note payable                  $        --         $       --          $        700
                                                                      ===========         ==========          ============







 The accompanying notes are an integral part of these financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Note 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Outlook Income Fund 9, a California Limited Partnership, (the "Partnership") was organized on August 29, 1986 in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of purchasing, holding, operating, leasing and selling various properties. The Partnership commenced operations on March 5, 1987. Through a registered public offering, 60,000,000 units of limited partnership interest (the "Equity Units"), at $1.00 per unit, were authorized for sale. The sale of Equity Units was concluded on January 11, 1988, when 35,742,572 Equity Units were sold. The Partnership also raised funds by selling $5,228,811 in non-recourse Participating Notes (the "Notes") (see
Note 6). Glenborough Corporation and Robert Batinovich are the general partners (collectively, the "General Partner").

During the year ended December 31, 1996, 15,000 units were abandoned by limited partners. Limited partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners.

The Partnership Agreement provides for varying allocations of net income, net loss and distributions (see Note 7).

Management intends to present a plan of liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, management intends to present a plan of Partnership liquidation for an investor vote in 1997. However, the liquidation proceeds and the timing thereof are not currently estimable, nor is approval of such plan assured. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of liquidation if it is adopted.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact on the carrying value of the Partnership's real estate investments from the initial adoption of SFAS 121.

Rental Property - Rental properties, including the related land, are stated at cost and unless events or circumstances indicate that cost cannot be recovered in which the case carrying value is reduced to the estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties, and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets. Depreciation of buildings and their components is computed using the straight-line method over useful lives ranging from five to thirty years. Major replacements and improvements are capitalized, and repairs and maintenance are charged to operations as incurred.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property less selling costs and does not purport, for a specific property, to represent the sales price that the Partnership could obtain from third parties for such property. Once the property is classified as held for sale, the Partnership will cease depreciation of the asset.

Rental Property Held Pending Foreclosure - Rental property held pending foreclosure is stated at a value which approximates the outstanding debt associated with the property.

Cash Equivalents - The Partnership considers short-term investments (including certificates of deposit) with a maturity of less than ninety days at the time of purchase to be cash equivalents.

Deferred Costs - Deferred loan fees are amortized over the life of the related loans. Amortization expense, which is included in interest expense, was $99,000, $226,000 and $139,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Deferred lease commissions are amortized over the initial fixed term of the related lease agreement. Amortization expense was $55,000, $58,000 and $62,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Deferred organization costs on the hotel properties are amortized over five years on a straight-line basis. Amortization expense was $14,000 for the years ended December 31, 1996 and 1995 and $15,000 for the year ended December 31, 1994.

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Rental Income - All leases are classified as operating leases. Rental income is recognized as earned over the terms of the leases.

Net Income (Loss) Per Equity Unit - Net income (loss) per Equity unit is calculated using the weighted average number of Equity Units outstanding during the year and the net income or loss allocated to such units.

Income Taxes - Federal and state income tax laws provide that income or loss of the Partnership is reportable by the partners in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                        1996            1995            1994
                                      ------          --------        ------
Property management fees          $   138,000       $  157,000     $   236,000
Property salaries (reimbursed)        140,000          177,000         334,000
Hotel management fees                 235,000          235,000         270,000
Hotel salaries (reimbursed)         1,328,000        1,229,000       1,778,000
                                    ---------        ---------       ---------
                                  $ 1,841,000       $1,798,000     $ 2,618,000
                                 ============        =========       =========

The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $281,000, $458,000 and $468,000 for such expenses in 1996, 1995 and 1994, respectively.

In accordance with the Partnership Agreement, the General Partner or its affiliates are entitled to property disposition compensation equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $312,000 in 1995 and $80,250 in 1994 associated with the sale of Millwood Estates and Branford Business Park, respectively.

Note 3  .         REAL ESTATE INVESTMENTS

Rental property to be held and used as of December 31 is as follows:

                                      1996                 1995
                                    --------             ------
Land                              $    2,878,000      $    4,192,000
Buildings and improvements            15,702,000          25,903,000
                                   -------------       -------------
                                      18,580,000          30,095,000
Less: accumulated depreciation        (6,183,000)         (9,543,000)
                                   -------------       -------------
     Total                        $   12,397,000      $   20,552,000
                                   =============       =============

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Rental property held for sale at December 31, 1996 is as follows:

Lake Mead Estates Apartments
     Land                                      $          772,000
     Buildings and improvements                         5,257,000
                                                    -------------
                                                        6,029,000
     Less: accumulated depreciation                    (2,112,000)
                                                    -------------
         Total                                     $    3,917,000
                                                   ==============

On March 13, 1997, the Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of Lake Mead Estates Apartment complex. The sale is expected to close escrow in June 1997 for a purchase price of $5,000,000.

Rental property pending foreclosure at December 31, 1996 is as follows:

Country Suites By Carlson - Memphis
     Land                                           $          542,000
     Buildings and improvements                              5,158,000
                                                         -------------
                                                             5,700,000
     Less: accumulated depreciation                         (2,325,000)
                                                         -------------
         Total                                          $    3,375,000
                                                        ==============

On March 14, 1997, the Partnership received a Notice of Foreclosure on the Country Suites by Carlson - Memphis property. The Partnership discontinued debt service payments effective January 1997, due to the continued insufficient funds generated from operations to cover debt service. A foreclosure sale is scheduled for April 4, 1997. The balance of the loan at December 31, 1996 was $3,471,000.

In November 1994, based on continued low occupancy due to market saturation and on the property's inability to meet debt service payments, management negotiated a deed-in-lieu of foreclosure with the lender on the Regency Residence Apartment complex. On May 26, 1995, title to the Regency Residence property was transferred to the lender. The Partnership paid all net cash flow (defined as all income collected less operating expenses) to the lender from November 1994 until May 26, 1995. At December 31, 1994, the Partnership recorded a provision for impairment of investment in real estate of $835,900 to reduce the carrying value of the property to the balance of the note payable and accrued interest. The provision is included in the Partnership's 1994 statement of operations. In May 1995, the Partnership recognized a gain on deed-in-lieu of foreclosure in the amount of $188,000 primarily due to the write-off of accrued property taxes that the property was unable to pay. The gain is included on the Partnership's 1995 statement of operations.

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


On March 28, 1995, the Partnership sold Millwood Estates Apartments to an unaffiliated third party for $10,400,000 and recognized a gain on the sale of $154,000 which is included in the 1995 statement of operations.

On November 15, 1994, the Partnership sold Branford Business Park property to an unaffiliated third party for $2,675,000, out of which $700,000 was used to payoff the outstanding note secured by the property. Under the terms of the transaction, the Partnership financed a $2,000,000 promissory note, secured by the property, at an interest rate of 8.5% with interest-only payments due until maturity on November 11, 1999. The Partnership realized a loss on the sale of $257,000 which is included in the Partnership's 1994 statement of operations.

The Partnership leases its commercial property under noncancellable operating lease agreements. Future minimum rents to be received under operating leases as of December 31, 1996 are as follows:

                      1997                                $    879,000
                      1998                                     561,000
                      1999                                     326,000
                      2000                                     299,000
                      2001                                      32,000
                      Thereafter                                 3,000
                                                           -----------
                      Total                               $  2,100,000
                                                             =========

Note 4.           NOTES PAYABLE

A summary of notes payable at December 31, 1996 and 1995 are as follows:

                                                                                    1996                 1995
                                                                                   ------               -----
9.625%  note  payable,  secured  by a first  deed of trust on Lake Mead  Estates
Apartments,  payable in monthly  principal and interest  installments of $34,000 through October 1, 2018, at which time all remaining principal and interest
will be due and payable.                                                          $ 3,716,000          $ 3,764,000

10.25% note payable,  secured by the assignment of a $2,000,000 note and deed of trust on Branford  Business  Park,  payable in monthly  principal  and  interest installments of approximately $21,000 through June 27, 1997, at which time,
all remaining principal and interest will be due and payable.                       1,587,000              500,000

8.652% note payable,  secured by first deeds of trust on Bryant  Lake-Phase  III and Bryant  Lake-Phases I and II, payable in monthly interest only  installments of $35,000  through  October 1, 2015, at which time all remaining  principal and interest will be due and payable. The interest rate adjusts to market at
November 1, 2000.                                                                   4,850,000            4,850,000

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


9.0% note  payable,  secured by a first deed of trust on the  Country  Suites by
Carlson - Memphis,  payable in monthly  principal and interest  installments  of
$28,951  through  July 1,  1999,  at which  time all  principal  will be due and payable. As of January 1997, the Partnership has suspended all payments and
is in default under the terms of the note.                                          3,471,000            3,504,000

9.0% note  payable,  secured by a first deed of trust on the  Country  Suites By
Carlson - Tempe,  payable in monthly  principal  and  interest  installments  of
$22,529 through July 1, 1999, at which time all principal and interest will be
due and payable.                                                                    2,701,000            2,727,000
                                                                                  -----------          -----------

     Total notes payable                                                         $ 16,325,000         $ 15,345,000
                                                                                  ===========          ===========

From October 1,1989 to October 31,1990, interest payments for Bryant Lake III were in default. On November 1, 1990, the Partnership entered into an agreement with the lender. Under the terms of the agreement, the lender waived delinquent interest and other charges of $351,000. The remaining delinquent interest of $424,000, plus interest compounded monthly at 8% per year, will be deferred and will be due and payable on or before November 1, 2000. At December 31, 1996 and 1995, the delinquent interest totals $693,000 and $640,000, respectively, and is included in interest payable on the Partnership's 1996 balance sheet.

Principal maturities of these notes payable are as follows:

                      1997                               $   1,704,000
                      1998                                     129,000
                      1999                                   6,100,000
                      2000                                      70,000
                      2001                                      77,000
                      Thereafter                             8,245,000
                                                            ----------
                      Total                                $16,325,000
                                                            ==========

Note 5.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for Federal income tax purposes, and the amount of income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the tax liability of the partners could be changed accordingly.

The following is a reconciliation for the years ended December 31, 1996, 1995 and 1994, of the net income (loss) for financial reporting purposes to the taxable income (loss) determined in accordance with accounting practices used in preparation of Federal income tax returns (in thousands).

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


                                                                       1996               1995               1994
                                                                       ----              ------             -----
Net income (loss) per financial statements                         $    111            $   969            $(2,893)
Amortization and depreciation                                           212                 20                (60)
Interest income                                                         ---                ---                 70
Gain from note repurchase                                               (85)              (241)               ---
Provision for uncollectable accounts                                    (13)                 3                 (4)
Property tax expense                                                      4                  7                  5
Interest expense                                                        (42)               (60)              (133)
Loss on sale of assets                                                  ---             (3,837)            (1,870)
Provision for impairment of investments
   in real estate                                                       ---                ---                836
Miscellaneous                                                             3                 (3)                ---
                                                                      -----             ------            --------

Net income (loss) for federal income tax purposes                  $    190           $ (3,142)          $ (4,049)
                                                                      =====            =======            =======

The following is a reconciliation as of December 31, 1996 and 1995 of partners' capital for financial reporting purposes to partners' equity for federal income tax purposes (in thousands):

                                                                       1996               1995
                                                                       ----              -----
Partner's equity per financial statements                           $ 3,104            $ 2,993
Amortization and depreciation                                         1,100                887
Provision for uncollectable accounts                                     (8)                 5
Interest accrued                                                         84                211
Basis adjustments                                                     1,801              1,801
Other                                                                    80                 76
                                                                     ------             ------

Partner's equity for federal income
  tax purposes                                                      $ 6,161            $ 5,973
                                                                     ======             ======

Note 6.           PARTICIPATING NOTES

The Partnership was authorized to offer up to $40,000,000 in Equity Units and non-recourse unsecured Participating Notes (the "Notes"). The Partnership had sold $5,228,800 in Notes, The Notes bear stated interest at the rate of 12% per annum, non-compounded, with payment of principal and stated interest deferred until the earlier of the maturity date of the Notes or the sale or refinancing of Partnership properties. At December 31, 1996 and 1995, $5,125,000 and $4,582,000, respectively, of interest were accrued on the Notes. The Noteholders will also receive payments of contingent interest if, following the sale of all of the Partnership properties, the Partnership realizes net profits after the payment of all Partnership obligations and the distribution of certain base amounts to the Limited Partners. The amount of the Noteholders' contingent interest participation in net profits varies between 0% and 24%, depending upon the relative amounts invested in Notes and Equity Units and the total amount of interest received by Noteholders as defined in the Partnership Agreement. In no event, however, will the aggregate amount of all interest, including contingent interest, paid on the Notes exceed simple interest at the rate of 18% per annum on the original principal balance of the Notes from date of issuance until the date that all principal on the Notes is paid in full.

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


The Partnership may prepay principal and stated interest at any time. Partial prepayments must be made pro rata to all Noteholders. Upon the sale or refinancing of a Partnership property, the Partnership will pay or prepay some or all of the principal and interest allocated to that property under the terms of the Notes. If not previously paid, the Notes mature and all remaining principal and interest, excluding contingent interest, must be paid in full on December 31, 1997, unless the General Partner extends the due date of the Notes, at its sole discretion, to a date which is not later than December 31, 1998. The payment of all principal and stated interest does not extinguish the right to contingent interest which may accrue or become payable following the sale of all of the Partnership properties.

Beginning in June 1993 through December 31, 1996, the Partnership made a series of repurchase transactions for Notes. In each of these repurchases of Notes, the purchase price paid by the Partnership was discounted from the combined total of principal and accrued interest owing on the repurchased Notes. These discounted repurchases were made in an effort to preserve Partnership equity which was subordinate to the amounts owing under the Notes. The notes and accrued interest thereon are being held by the Partnership.

As of December 31, 1996, the Partnership had completed the following repurchase transactions:

Year Ended           Principal Amount              Total           Accrued Interest              Source of
December 31,        of Note Repurchase       Accrued Interest             Paid              Repurchased Payment
------------        ------------------     -------------------- -----------------------     -------------------
     1993            $       545,300*         $    309,800              None                     Cash on hand
     1995            $     2,102,000           $ 1,915,000              None              $2,000,000 short term loan
     1996            $       965,000          $    973,000        $    519,000            $1,100,000 short term loan

*The Partnership paid $425,000 to repurchase the Notes held by the former general partner.

On June 9, 1995, as a result of the sale of Millwood Estates, the Partnership retired $637,000 in notes and $592,000 in related accrued interest in accordance with the Participating Notes Indenture. Of this amount, the Partnership paid $609,000 ($314,000 of Participating Notes principal and $295,000 of accrued interest) to outside Noteholders, the remainder represented a retirement of notes held by the Partnership.

Note 7.           PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

The Partnership Agreement generally provides that losses are allocated 1% to the General Partner and 99% to the Limited Partners. Net income will be allocated among the Partners first to restore negative capital accounts and then in accordance with their rights to future cash distributions.

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

                            OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

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


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

   SCHEDULE III - REAL ESTATE INVESTMENTS AND RELATED ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (In Thousands)


-------------------------------------------------------------------------------------------------

COLUMN A                    COLUMN B                COLUMN C                 COLUMN D
-------------------------------------------------------------------------------------------------
                                                                                Net Costs
                                                                          Capitalized (Reduced)
                                                   Initial Cost to            Subsequent to
                                                  Partnership                  Acquisition

                                                         Buildings
                                                             and           (1)      Carrying
Description                    Encumbrances    Land   Improvements(1)     Improv      Cost
-------------------------------------------------------------------------------------------------
Rental Property:
   Bryant Lake Business
     Center-Phase I & II       $  ---      $  1,036       $  4,375      $  566    $  (455)
   Bryant Lake Business
     Center-Phase III             4,850(2)    1,004          4,414         378         ---
   Country Suites by
     Carlson - Tempe              2,701       1,061          6,517         593       (919)
                                  -----       -----          -----         ---       -----
                                  7,551       3,101         15,306       1,537     (1,374)
                                  -----       -----         ------        ----     -------
Property held for sale:
   Lake Mead Estates
   Apartments                     3,716         775          5,190          88        (24)

Property held pending foreclosure:
   Country Suites
     by Carlson - Memphis         3,471         590          4,913         646       (449)
                                  -----         ---          -----         ---       -----

                                $14,738     $ 4,466        $25,409     $ 2,721    $(1,847)
                                =======     =======        =======     =======    =======



(1)  Amounts include furniture and equipment.
(2)  This lender also holds a lien on the Bryant Lake I & II property.
(3)  Aggregate cost for federal income tax purposes is $31,914.



                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

   SCHEDULE III - REAL ESTATE INVESTMENTS AND RELATED ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (In Thousands)


--------------------------------------------------------------------------------------------------------------

COLUMN A                                COLUMN E         COLUMN F    COLUMN G     COLUMN H   COLUMN  I
--------------------------------------------------------------------------------------------------------------

                                  Gross Amount  Carried at
                                     December 31. 1996

                                    Buildings                 (1)
                                         and         (2)    Accum.    Date of   Date  Depreciable
Description                   Land Improvements(1)  Total     Depr. Construc. Acquired     Lives
--------------------------------------------------------------------------------------------------------------
Rental Property:
   Bryant Lake Business
     Center-Phase I & II    $  945   $  4,587    $  5,532   $1,997      ---        1/88     5-30 yrs
   Bryant Lake Business
     Center-Phase III        1,004      4,792       5,796    1,601      ---        1/88     5-30 yrs
   Country Suites by
     Carlson - Tempe           929      6,323       7,252    2,585      ---        8/88     5-30 yrs
                            ------      -----       -----    -----
                             2,878     15,702      18,580    6,183
                            ------     ------      ------    -----
Property held for sale:
   Lake Mead Estates
   Apartments                  772      5,257       6,029    2,112      ---        4/87     5-30 yrs

Property held pending foreclosure
   Country Suites
     by Carlson - Memphis      542      5,158       5,700    2,325      ---        8/88     5-30 yrs
                               ---      -----       -----    -----

                             $4,192   $26,118     $30,309  $10,620
                             ======   =======     =======  =======


(1)  Amounts include furniture and equipment.
(2)  This lender also holds a lien on the Bryant Lake I & II property.
(3)  Aggregate cost for federal income tax purposes is $31,914.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                                         For the years ended December 31,
                                                                     1996               1995               1994

INVESTMENT IN REAL ESTATE

  Balance at beginning of period                                 $    30,095        $    47,265       $    51,317

     Additions (deletions) during period:
         Improvements                                                    214                409               496
         Property dispositions                                            --            (17,579)           (3,712)
         Provision for impairment of
           investments in real estate                                     --                 --               836
                                                                  ----------         ----------        ----------

  Balance at end of period                                       $    30,309        $    30,095       $    47,265
                                                                  ==========         ==========        ==========

ACCUMULATED DEPRECIATION

  Balance at beginning of period                                 $     9,543        $    13,169       $    12,456

     Additions charged to expense                                      1,077              1,237             1,666
     Property dispositions                                                --             (4,863)             (953)
                                                                  ----------         -----------       -----------

  Balance at end of period                                       $    10,620        $     9,543       $    13,169
                                                                  ==========         ==========        ==========

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

         SCHEDULE IV - MORTGAGE LOAN RECEIVABLE, SECURED BY REAL ESTATE
                                December 31, 1996
                                 (in thousands)


       COLUMN A             COLUMN B         COLUMN C           COLUMN D


  Description of Loan                        Maturity           Periodic
 and Securing Property    Interest Rate        Date           Payment Terms
 ---------------------    -------------   --------------   --------------------

 First Mortgage Loan         8.5%             11/11/99     Monthly interest only
   Office complex                                          payments, principal
   Arleta, CA                                              due upon maturity





    COLUMN E        COLUMN F       COLUMN G           COLUMN H
                                                  Principal Amount
                                                  of Loans Subject
                      Face         Carrying         to Delinquent
   Prior Liens       Amount         Amount      Principal or Interest
   -----------       ------         -------     ---------------------


   None             $ 2,000       $ 2,000               None

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

         SCHEDULE IV - MORTGAGE LOAN RECEIVABLE, SECURED BY REAL ESTATE
                                December 31, 1996
                                 (in thousands)


The following is a summary of changes in the carrying amount of the mortgage loan for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                      1996              1995              1994
                                      ----              ----              ----

Balance at beginning of year        $  2,000          $ 2,000           $ 2,000

Additions during year:
   New mortgage loans                     --               --                --

Deductions during year:
   Collections of principal               --               --                --

Balance at end of year                 2,000         $  2,000         $   2,000
                                    ========          =======          ========

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

Robert Batinovich was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1987 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GLB"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as it's President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of March 1, 1997:

Name                                 Age         Position

Andrew Batinovich                    38          Chief Executive Officer and
                                                 Chairman of the Board

Robert E. Bailey                     35          Secretary and Corporate Counsel

Sandra L. Boyle                      48          President and
                                                 Chief Operating Officer

June Gardner                         45          Director

Terri Garnick                        36          Chief Financial Officer

Judy Henrich                         51          Vice President

Wallace A. Krone Jr.                 65          Director

Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA

International. He received his B.A. in International Finance from the American University of Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank.

Robert E. Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

Sandra L. Boyle has been associated with GC or its associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International and Board of Directors of BOMA San Francisco and BOMA California.

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

Terri Garnick has served as Chief Financial Officer of GC since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining GC in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

Judy Henrich is a Vice President of GC, effective January 10, 1996 and is responsible for the coordination of all due diligence, broker-dealer and investor communications for partnerships managed by GC. Prior to joining GC, Ms. Henrich, was associated with Rancon Financial Corporation from 1981 through early 1995, as Senior Vice President since 1985, with responsibilities similar to those at GC. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms. Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

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

Item 12.          Security Ownership of Certain Owners and Management

To the best knowledge of the Partnership, no person owned of record or beneficially more than five percent (5%) of the outstanding Units at December 31, 1996.

The Partnership, as an entity, does not have any directors or officers. At December 31, 1996, no Units were owned of record or beneficially by any officers or directors of the General Partner.

Item 13.          Certain Relationships and Related Transactions

      (a) The General Partner earned compensation for specific services provided to the Partnership. The Partnership reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $281,000, $458,400 and $467,600 for such expenses in 1996, 1995 and 1994, respectively.

In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                         1996           1995            1994
                                       ------         --------        ------
Property management fees         $     138,000   $     157,000  $      236,000
Property salaries (reimbursed)         140,000         177,000         334,000
Hotel management fees                  235,000         235,000         270,000
Hotel salaries (reimbursed)          1,328,000       1,229,000       1,779,000
                                     ---------       ---------       ---------
                                 $   1,841,000   $   1,798,000  $    2,618,000
                                  ============       =========       =========

In accordance with the Partnership Agreement, Glenborough Corporation was paid $312,000 in 1995 and $80,250 in 1994 as a 3% property disposition compensation associated with the sales of Millwood Estates and Branford Business Park, respectively (as discussed in Note 3 of the Notes to the Financial Statements).

       (b) None of the members of the General Partner were indebted to the Partnership during this fiscal year.

       (c) Compensation received by the General Partner and affiliates is disclosed under Item 11.

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

                         Schedule IV - Mortgage Loan Receivable, Secured by Real Estate.

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


    Date: March 28, 1997                            By: /s/ Andrew Batinovich
         -----------------                             ----------------------
                                                       Andrew Batinovich
                                                       Chief Executive Officer
                                                       and Chairman of the Board


                                                     Date:  March 28, 1997



                                                     By: /s/ Terri Garnick
                                                        ------------------
                                                        Terri Garnick
                                                        Chief Financial Officer


                                                     Date:  March 28, 1997



                                                     By: /s/ June Gardner
                                                        -----------------
                                                        June Gardner
                                                        Director


                                                     Date:  March 28, 1997




          (A Majority of the Board of Directors of the General Partner)