Form 10-Q
period 1997-03-31
OUTLOOK INCOME FUND 9
filed 1997-05-15
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

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

                                    Yes X No

       Total number of units outstanding as of March 31, 1997: 35,727,572

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        March 31,                 December 31,
                                                                          1997                        1996
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation
       of $6,353 and $6,183 at March 31, 1997 and
       December 31, 1996, respectively                               $       12,231              $       12,397
    Rental property held for sale, net                                        3,917                       3,917
    Rental property held pending foreclosure                                  3,381                       3,375
                                                                     --------------              --------------
           Net real estate investments                                       19,529                      19,689

Cash and cash equivalents                                                     1,543                       1,121
Note receivable                                                               2,000                       2,000
Accounts receivable, net                                                        163                         119
Deferred  financing  costs and other fees,
     net of  accumulated  amortization  of
     $1,259 and $1,219 at March 31, 1997
     and December 31, 1996, respectively                                        395                         435
Other assets                                                                    254                         125
                                                                     --------------              --------------

           Total assets                                              $       23,884              $       23,489
                                                                     ==============              ==============








                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        March 31,                December 31,
                                                                         1997                        1996
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable - secured                                          $       16,282              $       16,325
    Participating notes:
       Notes issued and outstanding                                           4,591                       4,591
       Accrued interest, thereon                                              5,263                       5,125
       Less: Notes held in trust                                             (3,288)                     (3,288)
              Accrued interest, thereon                                      (3,739)                     (3,650)
                                                                     --------------              --------------
           Net due to noteholders                                             2,827                       2,778

    Accounts payable and accrued expenses                                       499                         448
    Interest payable                                                            850                         769
    Other liabilities                                                            63                          65
                                                                     --------------              --------------

       Total liabilities                                                     20,521                      20,385
                                                                     --------------              --------------

Partners' equity (deficit):
    General Partner                                                            (393)                       (396)
    Limited Partners, 35,727,572 equity units
       outstanding at March 31, 1997 and
       December 31, 1996                                                      3,756                       3,500
                                                                     --------------              --------------

           Total partners' equity                                             3,363                       3,104
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $       23,884              $       23,489
                                                                     ==============              ==============











                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                          March 31,
                                                                                 1997                   1996
Revenue:
   Rental income                                                           $         2,023       $         1,989
   Interest and other income                                                           123                   109
                                                                           ---------------       ---------------

         Total revenue                                                               2,146                 2,098
                                                                           ---------------       ---------------

Expenses:
   Operating, including $477 and $460 paid
     to affiliates in the three months ended
     March 31, 1997 and 1996, respectively                                           1,149                 1,132
   Interest                                                                            452                   432
   Depreciation and amortization                                                       184                   295
   General and  administrative,  including $73
     and $70 paid to affiliates in the three
     months ended March 31, 1997 and 1996, respectively                                102                   103
                                                                           ---------------       ---------------

         Total expenses                                                              1,887                 1,962
                                                                           ---------------       ---------------

Income before extraordinary item                                                       259                   136

Extraordinary item:
     Gain from Participating Notes purchased                                           ---                   570
                                                                           ---------------       ---------------

Net income                                                                 $           259       $           706
                                                                           ===============       ===============

Net income per equity unit:
     Before extraordinary item                                             $          0.01       $           ---
     Extraordinary item                                                                ---                  0.02
                                                                           ---------------       ---------------

         Total                                                             $          0.01       $          0.02
                                                                           ===============       ===============

Weighted average number of equity units
     outstanding during the period used to
     compute net income per equity unit                                         35,727,572            35,742,572
                                                                           ===============       ===============

                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $        (396)        $      3,500        $       3,104

Net income                                                            3                  256                  259
                                                          -------------         ------------        -------------

Balance at March 31, 1997                                 $        (393)        $      3,756        $       3,363
                                                          =============         ============        =============


Balance at December 31, 1995                              $        (397)        $      3,390        $       2,993

Net income                                                            7                  699                  706
                                                          -------------         ------------        -------------

Balance at March 31, 1996                                 $        (390)        $      4,089        $       3,699
                                                          =============         ============        =============



















                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                       1997              1996
Cash flows from operating activities:
  Net income                                                                    $         259      $         706
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                         184                295
    Amortization of loan fees, included in interest expense                                26                  8
    Gain on Participating Notes purchased                                                 ---               (570)
Changes in certain assets and liabilities:
    Accounts receivable                                                                   (44)                (8)
    Deferred financing costs and other fees                                               ---                (20)
    Other assets                                                                         (129)              (132)
    Accounts payable and accrued expenses                                                  51                 39
    Interest payable                                                                      130                 69
    Other liabilities                                                                      (2)                 2
    Payable to affiliate                                                                  ---                 15
                                                                                   ----------         ----------

       Net cash provided by operating activities                                          475                404
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                              (10)               (31)
                                                                                   ----------         ----------

       Net cash used for investing activities                                             (10)               (31)
                                                                                   ----------         -----------

Cash flows from financing activities:
    Notes payable principal payments                                                      (43)               (26)
    Borrowings on secured notes payable                                                   ---              1,100
    Buy-back of Participating Notes-discounted                                            ---             (1,165)
                                                                                   ----------         ----------

       Net cash used for financing activities                                             (43)               (91)
                                                                                   ----------         ----------

Net increase in cash and cash equivalents                                                 422                282

Cash and cash equivalents at beginning of period                                        1,121                591
                                                                                  -----------          ---------

Cash and cash equivalents at end of period                                        $     1,543          $     873
                                                                                  ===========          =========
                                  - continued -


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)


                                                                                         Three months ended
                                                                                               March 31,
                                                                                       1997              1996

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $       296       $       661
                                                                                  ===========       ===========

Supplemental disclosure of noncash transactions:
  Reduction of accrued interest payable resulting
    from purchase of Participating Notes at discount                              $       ---       $       870
                                                                                  ===========       ===========

























                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, a California Limited Partnership, (the "Partnership") as of March 31, 1997 and December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

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

Reclassifications - Certain 1996 balances have been reclassified to conform with the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, Glenborough Corporation and Glenborough Hotel Group (collectively "Glenborough") are compensated for management services. Included in operating expenses for the three months ended March 31, 1997 and 1996, are the following amounts paid to Glenborough:

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                                          1997                  1996
                                         ------                -----
Property management fees             $      34,000       $      36,000
Property salaries (reimbursed)              40,000              36,000
Hotel management fees                       69,000              67,000
Hotel salaries (reimbursed)                334,000             321,000
                                     -------------       -------------
                                     $     477,000       $     460,000
                                     =============       =============

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $73,000 and $70,000 by the Partnership for such expenses during the three months ended March 31, 1997 and 1996, respectively. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

As of March 31, 1997, GPA Ltd., a partnership with the same general partner as the Partnership, purchased 1,386,746 limited partnership units (a 4% interest) from an unaffiliated limited partner for $106,000. In April, 1997, Glenborough Partners purchased an additional 256,000 units from the same limited partner for $18,000.

Note 4. SUBSEQUENT EVENTS

Notes Payable
On April 24, 1997, the Partnership refinanced two loans into a $4,300,000 loan with an unaffiliated third party secured by the Country Suites by Carlson-Tempe hotel property. The loan has an interest rate of prime plus one (9.5% at March 31, 1997) and requires monthly interest only payments until March 31, 1999, at which time all principal and interest will be due and payable.

Foreclosure
The Partnership discontinued debt service payments effective January 1997 on the Country Suites by Carlson - Memphis property (a 121 - suite hotel located in Memphis, Tennessee), due to the continued insufficient funds generated from operations to cover debt service. On March 14, 1997, the Partnership received a Notice of Foreclosure. On April 4, 1997 the property was foreclosed upon by the lender. The Country Suites by Carlson - Memphis property is classified as rental property held pending foreclosure on the Partnership's March 31, 1997 and December 31, 1996 balance sheets.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


The following pro forma financial statements represent the Partnership's balance sheet and statement of operations as of and for the three months ended March 31, 1997 and for the year ended December 31, 1996, as if the foreclosure of the Country Suites by Carlson - Memphis hotel had occurred on January 1, 1996, respectively.

                             Pro forma Balance Sheet
                              As of March 31, 1997
                    (in thousands, except units outstanding)

                                                                                  Pro Forma
                                                                Historical       Adjustments     Pro Forma
Assets
Investments in real estate:
   Rental property, net                                       $      12,231     $         ---    $      12,231
   Rental property held for sale, net                                 3,917               ---            3,917
   Rental property held pending foreclosure                           3,381            (3,381)             ---
                                                              -------------     -------------    -------------
       Net real estate investments                                   19,529            (3,381)          16,148

Cash and cash equivalents                                             1,543               (89)           1,454
Note receivable                                                       2,000               ---            2,000
Accounts receivable, net                                                163               (43)             120
Deferred financing costs and other fees, net                            395               (12)             383
Other assets                                                            254               (27)             227
                                                              -------------     -------------    -------------

       Total assets                                           $      23,884     $      (3,552)   $      20,332
                                                              =============     ==============   =============


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                       Pro forma Balance Sheet - continued
                              As of March 31, 1997
                    (in thousands, except units outstanding)

                                                                                  Pro Forma
                                                                Historical       Adjustments     Pro Forma
Liabilities and Partners' Equity (Deficit)
Liabilities:
   Notes payable                                              $      16,282     $      (3,468)   $      12,814
   Participating notes:
     Notes issued and outstanding                                     4,591               ---            4,591
     Accrued interest, thereon                                        5,263               ---            5,263
     Less: Notes held in trust                                       (3,288)              ---           (3,288)
     Accrued interest, thereon                                       (3,739)              ---           (3,739)
                                                              -------------     -------------    -------------
       Net due to noteholders                                         2,827               ---            2,827

   Accounts payable and accrued expenses                                499              (131)             368
   Interest payable                                                     850               (78)             772
   Other liabilities                                                     63               ---               63
                                                              -------------     -------------    -------------

     Total liabilities                                               20,521            (3,677)          16,844

Partners' equity (deficit):
   General Partner                                                     (393)                1             (392)
   Limited Partners, 35,727,572 equity units
     outstanding                                                      3,756               124            3,880
                                                              -------------     -------------    -------------

       Total partners' equity                                         3,363               125            3,488
                                                              -------------     -------------    -------------

         Total liabilities and partners' equity               $      23,884     $      (3,552)   $      20,332
                                                              =============     =============    =============


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                        Pro forma Statement of Operations
                    For the three months ended March 31, 1997
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                                                  Pro Forma
                                                                Historical       Adjustments     Pro Forma
Revenue:
    Rental income                                             $       2,023     $        (357)   $       1,666
    Interest and other income                                           123               ---              123
                                                              -------------     -------------    -------------

           Total revenue                                              2,146              (357)           1,789
                                                              -------------     --------------   -------------

Expenses:
    Operating                                                         1,149              (313)             836
    Interest                                                            452               (78)             374
    Depreciation and amortization                                       184                (2)             182
    General and administrative                                          102               ---              102
                                                              -------------     -------------    -------------

           Total expenses                                             1,887              (393)           1,494
                                                              -------------     -------------    -------------

Net income                                                    $         259     $          36    $         295
                                                              =============     =============    =============

Net income per equity unit                                    $        0.01     $         ---    $        0.01
                                                              =============     =============    =============

Weighted average number of equity units
    outstanding during the period used to
    compute net income per equity unit                           35,727,572        35,727,572       35,727,572
                                                              =============        ==========    =============


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                        Pro forma Statement of Operations
                      For the year ended December 31, 1996
                (in thousands, except per unit amounts and units
                                  outstanding)
                                   (Unaudited)

                                                                                  Pro Forma
                                                                Historical       Adjustments     Pro Forma
Revenue:
    Rental income                                             $       7,208     $      (1,854)   $       5,354
    Interest and other income                                           478               ---              478
                                                              -------------     -------------    -------------

           Total revenue                                              7,686            (1,854)           5,832
                                                              -------------     --------------   -------------

Expenses:
    Operating                                                         4,646             (1,483)          3,163
    Interest                                                          1,811              (311)           1,500
    Depreciation and amortization                                     1,147              (225)             922
    General and administrative                                          419               ---              419
                                                              -------------     -------------    -------------

           Total expenses                                             8,023            (2,019)           6,004
                                                              -------------     -------------    -------------

Net income (loss) before extraordinary item                            (337)              165             (172)

Extraordinary item:
    Gain from Participating Notes purchase                              448               ---              448
                                                              -------------     -------------    -------------

Net income                                                    $         111     $         165    $         276
                                                              =============     =============    =============

Net income (loss) per Equity unit:
    Before extraordinary item                                 $      (0.01)     $         ---    $         ---
    Extraordinary item                                                 0.01               ---             0.01
                                                              -------------     -------------    -------------
Net income per equity unit                                    $         ---     $         ---    $        0.01
                                                              =============     =============    =============

Weighted average number of equity units
    outstanding during the period used to
    compute net income per equity unit                           35,727,572        35,727,572       35,727,572
                                                              =============        ==========    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Outlook Income Fund 9 was formed to invest in improved, income-producing real estate with the following objectives: (i) preserve and protect capital, (ii) provide substantially tax-sheltered distributions to Equity Unit holders, and
(iii) offer the potential for appreciation in value.

At March 31, 1997, the Partnership's cash balance was $1,543,000. The remainder of the Partnership's assets consist primarily of its investments in real properties which total $19,529,000 at March 31, 1997.

As of March 31, 1997, the Partnership owned the following properties: Lake Mead Estates Apartments (a 160 unit apartment complex in Las Vegas, Nevada), Bryant Lake Business Center: Phases I, II and III (a 171,743 square foot commercial center in Eden Prairie, Minnesota), Country Suites by Carlson - Memphis (a 121 suite hotel in Memphis, Tennessee) and Country Suites by Carlson - Tempe (a 139 suite hotel in Tempe, Arizona).

Due to continued insufficient funds generated from operations to cover debt service, the Partnership discontinued the payment of debt service on the loan secured by the Country Suites by Carlson - Memphis property in January 1997. On March 14, 1997, the Partnership received a Notice of Foreclosure on the Country Suites by Carlson - Memphis property and the property was foreclosed upon by the bank on April 4, 1997. The Country Suites by Carlson - Memphis property is classified as rental property held pending foreclosure on the Partnership's March 31, 1997 and December 31, 1996 balance sheets.

On March 13, 1997, the Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of Lake Mead Estates Apartment complex. The sale is expected to close escrow in June 1997 for a purchase price of $5,000,000. With the proceeds from the sale, the Partnership would payoff the related debt on the property and pay the Noteholders their portion of the principal and stated interest related to the Lake Mead Estates Apartments property. The remaining proceeds will be used to replenish cash reserves. The Lake Mead Estates Apartment property is classified as rental property held for sale on the Partnership's March 31, 1997 and December 31, 1996 balance sheets.

On April 24, 1997, the Partnership refinanced two loans into a $4,300,000 loan with an unaffiliated third party secured by the Country Suites by Carlson-Tempe hotel property. The loan has an interest rate of prime plus one (9.5% at March 31, 1997) and requires monthly interest only payments until March 31, 1999, at which time all principal and interest will be due and payable.

Other assets increased $129,000, or 103%, from December 31, 1996 to March 31, 1997 primarily due to the increase in property tax impounds paid in accordance with the respective loan agreements.

Management intends to present a plan of liquidation for an investor vote in 1997. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

Based on the pro forma financial information, hereby incorporated by reference to the Notes to the Financial Statements included in Item 1 of this Form 10-Q, management believes that the Partnership's available cash together with cash generated from operations and net proceeds upon the eventual sales of the properties will be sufficient to finance the cash requirements of the Partnership.

RESULTS OF OPERATIONS

Rental revenue remained consistent for the three month period ending March 31, 1997 compared to the same period in 1996. The following is a comparison of occupancy (and average daily room rates for the hotels) of the properties currently owned by the Partnership at March 31, 1997 and 1996:

                                                   Occupancy Level
                                                     Percentage
                                             1997                  1996
Lake Mead Estates 98%                           93%
Bryant Lake Phases I and II                     92%                  100%
Bryant Lake Phase III                          100%                  100%
Country Suites - Memphis                        52%                   69%
         Average Daily Room Rate             $62.62                $55.30
Country Suites - Tempe                          92%                   94%
         Average Daily Room Rate             $86.38                $73.02

Interest and other income increased $14,000 or 13% when comparing the three months ended March 31, 1997 to the same three months in 1996 primarily due to a $12,000 payment received in 1997 in connection with a settlement from a former tenant of the Bryant Lake Phase I property.

Operating expenses remained consistent for the quarter ending March 31, 1997 compared to the same quarter in 1996.

The increase in interest expense of $20,000, or 46%, when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996 is primarily due to additional interest bearing borrowings obtained in 1996.

The decrease in depreciation and amortization of $111,000 from March 31, 1996 to March 31, 1997 is a direct result of ceasing depreciation, effective January 1, 1997, on the Partnership's properties that are classified as held for sale and held pending foreclosure.

General and administrative expenses remained consistent for the three month period ended March 31, 1997 compared to the same period in 1996.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K.

                           Registrant  filed a Current Report on Form 8-K, dated
                  April 21, 1997, reporting that on March 14, 1997, Outlook Income Fund 9, a California Limited Partnership (the Registrant), received a Notice of Foreclosure on the Country Suites by Carlson - Memphis property, a 121-suite hotel located at 4300 American Way in Memphis, Tennessee. On April 4, 1997 the property was foreclosed upon by the lender.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OUTLOOK INCOME FUND 9,
                                           A CALIFORNIA LIMITED PARTNERSHIP


                                           By:  Glenborough Corporation,
                                                a California corporation
                                                Its Managing General Partner




Date:  May 15, 1997                        By:   /s/ Terri Garnick
                                                     ------------------
                                                     Terri Garnick
                                                     Chief Financial Officer