Form 10-Q
period 1997-06-30
OUTLOOK INCOME FUND 9
filed 1997-08-14
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from ______ to ________

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

                                    Yes X No

        Total number of units outstanding as of June 30, 1997: 35,727,572

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        June 30,                 December 31,
                                                                          1997                        1996
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation
       of $4,199 and $6,183 at June 30, 1997 and
       December 31, 1996, respectively                               $       12,201              $       12,397
    Rental property held for sale, net                                          ---                       3,917
    Rental property held pending foreclosure                                    ---                       3,375
                                                                     --------------              --------------
           Net real estate investments                                       12,201                      19,689

Cash and cash equivalents                                                     2,368                       1,121
Note receivable                                                               2,000                       2,000
Accounts receivable, net                                                         83                         119
Deferred  financing  costs and other  fees,
    net of accumulated amortization of $936
    and $1,219 at June 30, 1997 and
    December 31, 1996, respectively                                             383                         435
Other assets                                                                    140                         125
                                                                     --------------              --------------

           Total assets                                              $       17,175              $       23,489
                                                                     ==============              ==============











                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        June 30,                 December 31,
                                                                         1997                         1996
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable - secured                                          $        9,150              $       16,325
    Participating notes:
       Notes issued and outstanding                                           4,591                       4,591
       Accrued interest, thereon                                              5,400                       5,125
       Less: Notes held in trust                                             (3,288)                     (3,288)
              Accrued interest, thereon                                      (3,843)                     (3,650)
                                                                     --------------              --------------
           Net due to noteholders                                             2,860                       2,778

    Accounts payable and accrued expenses                                       198                         448
    Interest payable                                                            755                         769
    Other liabilities                                                            73                          65
                                                                     --------------              --------------

       Total liabilities                                                     13,036                      20,385
                                                                     --------------              --------------

Partners' equity (deficit):
    General Partner                                                            (386)                       (396)
    Limited Partners, 35,727,572 equity units
       outstanding at June 30, 1997 and
       December 31, 1996                                                      4,525                       3,500
                                                                     --------------              --------------

           Total partners' equity                                             4,139                       3,104
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $       17,175              $       23,489
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

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                          Three months ended                      Six months ended
                                                                 June 30,                               June 30,
                                                    ------------------------------          ----------------------------
                                                        1997               1996                 1997            1996
                                                    ------------       -----------          -------------   ------------
 Revenue:
   Rental income                                     $     1,425       $     1,849        $       3,448     $       3,838
   Interest and other income                                 122               112                  245               221
   Gain on foreclosure                                       174               ---                  174               ---
   Gain on sale of property                                  556               ---                  556               ---
                                                     -----------       -----------        -------------     -------------

        Total revenue                                      2,277             1,961                4,423             4,059
                                                     -----------       -----------        -------------     -------------

Expenses:
   Operating,  including $789 and $935
    paid to affiliates  during the six months
    ended June 30, 1997 and 1996, respectively               870             1,231                2,019             2,363
   Interest                                                  372               424                  824               848
   Depreciation and amortization                             153               318                  337               621
   General and administrative, including
    $143 and $140 paid to affiliates in the
    six months ended June 30, 1997 and
    1996, respectively                                       106               117                  208               220
                                                     -----------       -----------        -------------     -------------

        Total expenses                                     1,501             2,090                3,388             4,052
                                                     -----------       -----------        -------------     -------------

Income (loss) before extraordinary item                      776              (129)               1,035                 7

Extraordinary item:
   Gain (loss) from Participating Notes
    purchased                                                ---               (59)                 ---               511
                                                     -----------       -----------        -------------     -------------

Net income (loss)                                    $       776       $      (188)       $       1,035     $         518
                                                     ===========       ===========        =============     =============





                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Operations - continued
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                            Three months ended                    Six months ended
                                                                  June 30,                              June 30,
                                                    --------------------------------        --------------------------
                                                          1997             1996                 1997            1996
                                                    --------------     -------------        -------------   ----------
Net income (loss) per equity unit:
   Before extraordinary item                        $         0.02     $      (0.01)      $         0.03  $         ---
   Extraordinary item                                          ---              ---                  ---           0.01
                                                    --------------     ------------       --------------  -------------

        Total                                       $         0.02     $      (0.01)      $         0.03  $        0.01
                                                    ==============     ============       ==============  =============

Weighted average  number of equity units
   outstanding  during the period used to
   compute net income (loss)per equity unit             35,727,572       35,733,822           35,727,572     35,737,572
                                                    ==============     ============       ==============  =============
























                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $        (396)        $      3,500        $       3,104

Net income                                                           10                1,025                1,035
                                                          -------------         ------------        -------------

Balance at June 30, 1997                                  $        (386)        $      4,525        $       4,139
                                                          =============         ============        =============


Balance at December 31, 1995                              $        (397)        $      3,390        $       2,993

Net income                                                            5                  513                  518
                                                          -------------         ------------        -------------

Balance at June 30, 1996                                  $        (392)        $      3,903        $       3,511
                                                          =============         ============        =============



















                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                       1997              1996
Cash flows from operating activities:
  Net income                                                                       $    1,035         $      518
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                         337                621
    Amortization of loan fees, included in interest expense                                58                  8
    Gain on Participating Notes purchased                                                 ---               (511)
    Gain on foreclosure                                                                  (174)               ---
    Gain on sale of property                                                             (556)               ---
Changes in certain assets and liabilities:
    Accounts receivable                                                                    36                 (9)
    Deferred financing costs and other fees                                              (160)               (20)
    Other assets                                                                          (23)               (14)
    Accounts payable and accrued expenses                                                (226)                36
    Interest payable                                                                      146                119
    Other liabilities                                                                       8                  1
                                                                                   ----------         ----------

       Net cash provided by operating activities                                          481                687
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                             (119)              (176)
                                                                                   ----------         ----------

Cash flows from financing activities:
    Net proceeds from note payable refinancing                                             42                ---
    Notes payable principal payments                                                      (58)               (52)
    Borrowings on secured notes payable                                                   ---              1,100
    Buy-back of Participating Notes-discounted                                            ---             (1,314)
    Net proceeds from sale of property                                                    901                ---
                                                                                   ----------         ----------

       Net cash provided by (used for) financing activities                               885               (266)
                                                                                   ----------         ----------

Net increase in cash and cash equivalents                                               1,247                245

Cash and cash equivalents at beginning of period                                        1,121                591
                                                                                  -----------          ---------

Cash and cash equivalents at end of period                                        $     2,368          $     836
                                                                                  ===========          =========

                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                     1997               1996
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $       579       $     1,075
                                                                                  ===========       ===========

Supplemental disclosure of non-cash transactions:
  Reduction of accrued interest payable resulting
    from purchase of Participating Notes at discount                              $       ---       $       850
                                                                                  ===========       ===========

Supplemental disclosure of non-cash refinancing:
   New financing                                                                  $     4,300       $       ---
   Original financing paid-off in escrow                                               (4,258)              ---
                                                                                  -----------       -----------
       Net loan proceeds                                                          $        42       $       ---
                                                                                  ===========       ===========

Supplemental disclosure of property foreclosure:
   Write-off assets:
     Basis in investment in real estate                                           $    (3,376)      $       ---
     Unamortized deferred costs                                                           (12)              ---
     Other assets                                                                          (8)              ---
   Write-off liabilities:
     Note payable balance                                                               3,468               ---
     Accrued interest expense                                                              78               ---
     Other accrued expenses                                                                24               ---
                                                                                  -----------       -----------
       Net gain on foreclosure                                                    $       174       $       ---
                                                                                  ===========       ===========

Supplemental disclosure of property sale:
   Sales price                                                                    $     4,900       $       ---
   Note payable paid-off in escrow                                                     (3,691)              ---
   Costs of sale                                                                         (308)              ---
                                                                                  -----------       -----------
       Proceeds from the sale                                                     $       901       $       ---
                                                                                  ===========       ===========

   Sales price, net of costs of sale                                              $     4,592       $       ---
   Less: Basis in investment in real estate                                            (3,917)              ---
   Less: Unamortized deferred financing costs and other fees                             (119)              ---
                                                                                  -----------       -----------
       Gain on sale of property                                                   $       556       $       ---
                                                                                  ===========       ===========



                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, a California Limited Partnership, (the "Partnership") as of June 30, 1997 and December 31, 1996, and the related statements of operations for the three and six months ended June 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at June 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

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

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, Glenborough Corporation and Glenborough Hotel Group (collectively "Glenborough") are compensated for management services. Included in operating expenses for the six months ended June 30, 1997 and 1996, are the following amounts paid to Glenborough:

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


                                        1997               1996
                                   -------------       -------------
Property management fees           $      71,000       $      70,000
Property salaries (reimbursed)            77,000              68,000
Hotel management fees                    110,000             128,000
Hotel salaries (reimbursed)              531,000             669,000
                                   -------------       -------------
                                   $     789,000       $     935,000
                                   =============       =============

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $143,000 and $140,000 by the Partnership for such expenses during the six months ended June 30, 1997 and 1996, respectively. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

As of June 30, 1997, GPA Ltd., a partnership with the same general partner as the Partnership, purchased 1,642,746 limited partnership units (a 4% interest) from an unaffiliated limited partner for $124,000.

In accordance with the Partnership Agreement, the general partner or its affiliates are entitled to a property disposition fee equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $147,000 in 1997 associated with the sale of the Lake Mead Estates Apartments. This fee is included in the net gain on sale of property.

Note 4. INVESTMENTS IN REAL ESTATE

As of June 30, 1997, the Partnership owned the following properties: Bryant Lake Business Center: Phases I, II and III (a 171,743 square foot commercial center in Eden Prairie, Minnesota), and Country Suites by Carlson Tempe (a 139 suite hotel in Tempe, Arizona).

The Partnership discontinued debt service payments effective January 1997 on the Country Suites by Carlson Memphis property due to the continued insufficient funds generated from operations to cover debt service. On April 4, 1997, the lender foreclosed upon the property. At the time of the foreclosure, the outstanding loan balance secured by the property (including accrued interest) was $3,546,000 and the net assets approximated $3,372,000. The Partnership recognized a gain on foreclosure of $174,000 which is included in the 1997 statement of operations.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


On June 18, 1997, the Partnership sold Lake Mead Estates Apartments to an unaffiliated third party for $4,900,000. The proceeds from the sale were used to payoff the loan secured by the property of approximately $3,700,000 and settlement and other closing costs, including a $147,000 transaction fee to the general partner. The remaining net proceeds of $863,000 were added to the Partnership's reserves. The sale was an all cash sale and the Partnership has no continuing obligation or involvement with the property. The Partnership recognized a $556,000 gain on the sale of the property.

Note 4. NOTES PAYABLE

On April 24, 1997, the Partnership refinanced two loans with a total outstanding balance of $4,258,000 into a $4,300,000 loan with an unaffiliated third party. The loan is secured by the Country Suites by Carlson-Tempe hotel property, bears interest at a rate of prime plus one (9.5% at June 30, 1997) and requires monthly interest only payments until March 31, 1999, at which time all principal and interest will be due and payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash and cash equivalents of $2,368,000. The remainder of the Partnership's assets consist primarily of its investments in real estate which total $12,201,000 at June 30, 1997.

As of June 30, 1997, the Partnership owned the following properties: Bryant Lake Business Center: Phases I, II and III (a 171,743 square foot commercial center in Eden Prairie, Minnesota), and Country Suites by Carlson Tempe (a 139 suite hotel in Tempe, Arizona).

The Partnership discontinued debt service payments effective January 1997 on the Country Suites by Carlson Memphis property due to the continued insufficient funds generated from operations to cover debt service. On April 4, 1997, the lender foreclosed upon the property. At the time of the foreclosure, the outstanding loan balance secured by the property (including accrued interest) was $3,546,000 and the net assets approximated $3,372,000. The Partnership recognized a gain on foreclosure of $174,000 which is included in the 1997 statement of operations.

On June 18, 1997, the Partnership sold Lake Mead Estates Apartments to an unaffiliated third party for $4,900,000. The proceeds from the sale were used to payoff the loan secured by the property of approximately $3,700,000 and settlement and other closing costs, including a $147,000 transaction fee to the general partner. The remaining net proceeds of $863,000 were added to the Partnership's reserves. The sale was an all cash sale and the Partnership has no continuing obligation or involvement with the property. The Partnership recognized a $556,000 gain on the sale of the property.

On April 24, 1997, the Partnership refinanced two loans with a total outstanding balance of $4,258,000 into a $4,300,000 loan with an unaffiliated third party. The loan is secured by the Country Suites by Carlson-Tempe hotel property, bears interest at a rate of prime plus one (9.5% at June 30, 1997) and requires monthly interest only payments until March 31, 1999, at which time all principal and interest will be due and payable.

Other assets increased $15,000, or 12%, from December 31, 1996 to June 30, 1997 primarily due to additional impound payments made in accordance with the loan obtained on April 24, 1997.

Accounts payable and accrued expenses decreased $250,000, or 56%, from December 31, 1996 to June 30, 1997 primarily due to the seasonality of the hotel business and the aforementioned foreclosure of the Memphis hotel property.

Management intends to present a plan of liquidation for an investor vote in 1997. The carrying value of the investments in real estate at June 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

Management believes that the Partnership's available cash together with cash generated from operations and net proceeds upon the eventual sales of the properties will be sufficient to finance the cash requirements of the Partnership.

RESULTS OF OPERATIONS

Rental income decreased $390,000, or 10%, for the six months ended June 30, 1997 compared to the same period in 1996. The decrease is primarily the result of the April 1997 foreclosure on the Country Suites by Carlson Memphis property and the June 1997 sale of the Lake Mead Estates Apartments which accounted for decreases of $546,000 and $34,000, respectively. These decreases are partially offset by an increase in revenues at the Tempe hotel property of $202,000 resulting from an increase in the average daily room rate. The following is a comparison of occupancy (and average daily room rates for the hotel) of the properties owned by the Partnership as of June 30, 1997 and 1996:
                                           Occupancy Level Percentage
                                          1997                  1996
Bryant Lake Phases I and II                 91%                  100%
Bryant Lake Phase III                       94%                  100%
Country Suites - Tempe                      91%                   90%
         Average Daily Room Rate         $76.49                $67.68

Interest and other income increased $24,000 or 11% when comparing the six months ended June 30, 1997 to the same six months in 1996 primarily due to $35,000 received in 1997 in connection with a settlement from a former tenant of the Bryant Lake Phase I property. Additionally, interest income increased $7,000 in 1997 compared to 1996 as a result of higher invested cash balances in 1997; these increases were partially offset by a decrease in other hotel revenue as a result of the April 4, 1997 foreclosure on the Country Suites by Carlson - Memphis property.

As discussed in Note 4 to the Notes to Financial Statements, the foreclosure of Country Suites by Carlson Memphis property resulted in a gain of $174,000 and is included on the Partnership's 1997 statement of operations.

As discussed in Note 4 to the Notes to Financial Statements, the sale of Lake Mead Estates Apartments resulted in a gain of $556,000 and is included on the Partnership's 1997 statement of operations.

Operating expenses decreased $344,000, or 15%, for the six months ended June 30, 1997 compared to the same period in 1996 primarily as a result of the April 1997 foreclosure on the Country Suites by Carlson - Memphis property which accounted for a decrease of $347,000.

The decrease in depreciation and amortization of $284,000, or 46%, from June 30, 1996 to June 30, 1997 is a direct result of ceasing depreciation, effective January 1, 1997, on the Partnership's properties that were classified as held for sale and held pending foreclosure.

General and administrative expenses decreased $12,000, or 5%, for the six-month period ended June 30, 1997 compared to the same period in 1996 primarily due to a one-time payment of professional fees in 1996 rendered in connection with appraisals of the Partnership's properties.

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


                             OUTLOOK INCOME FUND 9,
                             A CALIFORNIA LIMITED PARTNERSHIP


                          By: Glenborough Corporation,
                              a California corporation
                              Its Managing General Partner




Date:  August 14, 1997      By:   /s/ Terri Garnick
                                  -----------------------
                                  Terri Garnick
                                  Chief Financial Officer