Form 10-Q
period 1997-09-30
OUTLOOK INCOME FUND 9
filed 1997-11-14
CIK 801449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     Total number of units outstanding as of September 30, 1997: 35,727,572

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September 30,              December 31,
                                                                          1997                        1996
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation
      of $6,183 at December 31, 1996                                 $          ---              $       12,397
    Rental property held for sale, net                                       12,131                       3,917
    Rental property held pending foreclosure                                    ---                       3,375
                                                                     --------------              --------------
           Net real estate investments                                       12,131                      19,689

Cash and cash equivalents                                                     2,337                       1,121
Note receivable                                                               1,758                       2,000
Accounts receivable, net                                                         98                         119
Deferred financing costs and other fees,
   net of accumulated amortization of $959
   and $1,219 at September 30, 1997
   and December 31, 1996, respectively                                          411                         435
Other assets                                                                    256                         125
                                                                     --------------              --------------

           Total assets                                              $       16,991              $       23,489
                                                                     ==============              ==============












                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September 30,              December 31,
                                                                          1997                        1996
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable - secured                                          $        9,150              $       16,325
    Participating notes:
       Notes issued and outstanding                                           4,591                       4,591
       Accrued interest, thereon                                              5,538                       5,125
       Less: Notes held in trust                                             (3,288)                     (3,288)
              Accrued interest, thereon                                      (3,942)                     (3,650)
                                                                     --------------              --------------
           Net due to noteholders                                             2,899                       2,778

    Accounts payable and accrued expenses                                       366                         448
    Interest payable                                                            770                         769
    Other liabilities                                                            70                          65
                                                                     --------------              --------------

       Total liabilities                                                     13,255                      20,385
                                                                     --------------              --------------

Partners' equity (deficit):
    General Partner                                                            (390)                       (396)
    Limited Partners, 35,727,572 equity units
       outstanding at September 30, 1997 and
       December 31, 1996                                                      4,126                       3,500
                                                                     --------------              --------------

           Total partners' equity                                             3,736                       3,104
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $       16,991              $       23,489
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

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                          Three months ended                      Nine months ended
                                                               September 30,                          September 30,
                                                    ------------------------------          -----------------------
                                                        1997               1996                 1997            1996
                                                    ------------       -----------          -------------   --------
Revenue:
   Rental income                                     $       952       $     1,646        $       4,400     $       5,484
   Interest and other income                                 112               115                  357               339
   Gain on foreclosure                                       ---               ---                  174               ---
   Gain (loss) on sale of property                            (9)              ---                  547               ---
                                                     -----------       -----------        -------------     -------------

        Total revenue                                      1,055             1,761                5,478             5,823
                                                     -----------       -----------        -------------     -------------

Expenses:
   Operating, including $1,049 and $1,387
     paid to  affiliates  during the nine
     months ended September 30, 1997 and 1996,
     respectively                                            680             1,173                2,699             3,536
   Interest                                                  275               487                1,099             1,335
   Depreciation and amortization                             167               252                  504               873
   Provision for impairment of note receivable               242               ---                  242               ---
   General and administrative, including
     $214 and $211 paid to affiliates in the
     nine months ended September 30, 1997
     and 1996, respectively                                   94               103                  302               323
                                                     -----------       -----------        -------------     -------------

        Total expenses                                     1,458             2,015                4,846             6,067
                                                     -----------       -----------        -------------     -------------

Income (loss) before extraordinary item                     (403)             (254)                 632              (244)

Extraordinary item:
   Gain from Participating Notes purchased                   ---                62                   ---              571
                                                     -----------       -----------        --------------    -------------

Net income (loss)                                    $      (403)      $      (192)       $          632    $         327
                                                     ===========       ===========        ==============    =============





                                  - continued -

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Operations - continued
          (in thousands, except per unit amounts and units outstanding)
                                   (Unaudited)

                                                            Three months ended                    Nine months ended
                                                                September 30,                         September 30,
                                                    --------------------------------        -----------------------
                                                          1997             1996                 1997            1996
                                                    --------------     -------------        -------------   --------
Net income (loss) per equity unit:
   Before extraordinary item                        $       (0.01)     $      (0.01)      $         0.02  $         ---
   Extraordinary item                                          ---              ---                  ---           0.01
                                                    --------------     ------------       --------------  -------------

        Total                                       $       (0.01)     $      (0.01)      $         0.02  $        0.01
                                                    =============      ============       ==============  =============

Weighted average  number of equity units
   outstanding  during the period used to
   compute net income (loss) per  equity unit          35,727,572        35,727,572           35,727,572     35,734,572
                                                    =============      ============       ==============  =============
























                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General               Limited
                                                             Partner               Partners             Total
Balance at December 31, 1996                              $        (396)        $      3,500        $       3,104

Net income                                                            6                  626                  632
                                                          -------------         ------------        -------------

Balance at September 30, 1997                             $        (390)        $      4,126        $       3,736
                                                          =============         ============        =============


Balance at December 31, 1995                              $        (397)        $      3,390        $       2,993

Net income                                                            3                  324                  327
                                                          --------------        ------------        -------------

Balance at September 30, 1996                             $        (394)        $      3,714        $       3,320
                                                          =============         ============        =============



















                 See accompanying notes to financial statements.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                       1997              1996
Cash flows from operating activities:
  Net income                                                                       $      632         $      327
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                         504                873
    Amortization of loan fees, included in interest expense                                70                 62
    Gain on Participating Notes purchased                                                 ---               (571)
    Gain on foreclosure                                                                  (174)               ---
    Gain on sale of property                                                             (547)               ---
    Provision for impairment of note receivable                                           242                ---
Changes in certain assets and liabilities:
    Accounts receivable                                                                    21                 24
    Deferred financing costs and other fees                                              (211)               (36)
    Other assets                                                                         (139)              (119)
    Accounts payable and accrued expenses                                                 (58)               142
    Interest payable                                                                      200                165
    Other liabilities                                                                       5                  1
                                                                                   ----------         ----------

       Net cash provided by operating activities                                          545                868
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                             (205)              (223)
    Net proceeds from sale of property                                                    892                ---
                                                                                   ----------         ----------

       Net cash provided by (used for) investing activities                               687               (223)
                                                                                   ----------         ----------

Cash flows from financing activities:
    Net proceeds from note payable refinancing                                             42                ---
    Notes payable principal payments                                                      (58)               (79)
    Borrowings on secured notes payable                                                   ---              1,100
    Buy-back of Participating Notes-discounted                                            ---             (1,469)
                                                                                   ----------         ----------

       Net cash used for financing activities                                             (16)              (448)
                                                                                   ----------         ----------

Net increase in cash and cash equivalents                                          $    1,216         $      197

                                  - continued -


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                          September  30,
                                                                                     1997               1996
Cash and cash equivalents at beginning of period                                  $     1,121          $     591
                                                                                   ----------           --------

Cash and cash equivalents at end of period                                        $     2,337          $     788
                                                                                  ===========          =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $       847       $     1,491
                                                                                  ===========       ===========

Supplemental disclosure of non-cash transactions:
  Reduction of accrued interest payable resulting
    from purchase of Participating Notes at discount                              $       ---       $       135
                                                                                  ===========       ===========

Supplemental disclosure of non-cash refinancing:
   New financing                                                                  $     4,300       $       ---
   Original financing paid-off in escrow                                               (4,258)              ---
                                                                                  -----------       -----------
       Net loan proceeds                                                          $        42       $       ---
                                                                                  ===========       ===========

Supplemental disclosure of property foreclosure:
   Write-off assets and liabilities:
     Basis in investment in real estate                                           $    (3,376)      $       ---
     Unamortized deferred costs                                                           (12)              ---
     Other assets                                                                          (8)              ---
     Note payable balance                                                               3,468               ---
     Accrued interest expense                                                              78               ---
     Other accrued expenses                                                                24               ---
                                                                                  -----------       -----------
       Net gain on foreclosure                                                    $       174       $       ---
                                                                                  ===========       ===========

Supplemental disclosure of property sale:
   Sales price                                                                    $     4,900       $       ---
   Note payable paid-off in escrow                                                     (3,691)              ---
   Costs of sale                                                                         (317)              ---
                                                                                  -----------       -----------
       Proceeds from the sale                                                     $       892       $       ---
                                                                                  ===========       ===========

   Sales price, net of costs of sale                                              $     4,583       $       ---
   Less: Basis in investment in real estate                                            (3,917)              ---
   Less: Unamortized deferred financing costs and other fees                             (119)              ---
                                                                                  -----------       -----------
       Gain on sale of property                                                   $       547       $       ---
                                                                                  ===========       ===========

                 See accompanying notes to financial statements.


                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income Fund 9, a California Limited Partnership, (the "Partnership") as of September 30, 1997 and December 31, 1996, and the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

On September 9, 1997, a Consent Solicitation Statement (the "Solicitation") was sent to the limited partners of the Partnership proposing to sell the Partnership's remaining assets, distribute the net cash balance upon settlement of all liabilities, and dissolve the Partnership by December 31, 1997. The Solicitation is hereby incorporated by reference to the Definitive Schedule 14A
- Proxy Statement filed with the Securities and Exchange Commission on September 8, 1997. On October 8, 1997, the solicitation period ended and management received a 69.95% voter response from the limited partners with 64.44% voting in favor, 3.86% against and 1.65% abstaining. Upon completion of the sales, the holders of the Participating Notes are entitled to receive their original principal amounts together with accrued interest thereon less amounts previously paid. The General Partner estimates the remaining amount available for distribution to the limited partners will be approximately $0.18 per Unit, based on 35,727,572 Units outstanding.

Reclassifications - Certain 1996 balances have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, Glenborough Corporation and Glenborough Hotel Group (collectively "Glenborough") are compensated for management services. Included in operating expenses for the nine months ended September 30, 1997 and 1996, are the following amounts paid to Glenborough:

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)


                                         1997               1996
                                    -------------       -------------
Property management fees            $      89,000       $     105,000
Property salaries (reimbursed)             93,000             107,000
Hotel management fees                     140,000             178,000
Hotel salaries (reimbursed)               727,000             997,000
                                    -------------       -------------
                                    $   1,049,000       $   1,387,000
                                    =============       =============

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $214,000 and $211,000 by the Partnership for such expenses during the nine months ended September 30, 1997 and 1996, respectively. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

As of September 30, 1997, GPA Ltd., a partnership with the same general partner as the Partnership, purchased 1,642,746 limited partnership units (a 4.6% interest) from an unaffiliated limited partner for $125,000.

In accordance with the Partnership Agreement, the general partner or its affiliates are entitled to a property disposition fee equal to 3% of the gross sales price of the property. Glenborough Corporation was paid $147,000 in 1997 associated with the sale of the Lake Mead Estates Apartments. The fee is included in the net gain on sale of property.

Note 4. INVESTMENTS IN REAL ESTATE

As of September 30, 1997, the Partnership owned the following properties: Bryant Lake Business Center: Phases I, II and III (a 171,743 square foot commercial center in Eden Prairie, Minnesota), and Country Suites by Carlson Tempe (a 139 suite hotel in Tempe, Arizona).

The Partnership discontinued debt service payments effective January 1997 on the Country Suites by Carlson Memphis property due to the continued insufficient funds generated from operations to cover debt service. On April 4, 1997, the lender foreclosed upon the property. At the time of the foreclosure, the outstanding loan balance secured by the property (including accrued interest) was $3,546,000 and the net assets approximated $3,372,000. The Partnership recognized a gain on foreclosure of $174,000, which is included in the 1997 statement of operations.

On June 18, 1997, the Partnership sold Lake Mead Estates Apartments to an unaffiliated third party for $4,900,000. The proceeds from the sale were used to payoff the loan secured by the property of approximately $3,700,000 and settlement and other closing costs, including a $147,000 transaction fee to the general partner. The remaining net proceeds of $863,000 were added to the Partnership's reserves. The sale was an all cash sale and the Partnership has no continuing obligation or involvement with the property. The Partnership recognized a $547,000 gain on the sale of the property.

                             OUTLOOK INCOME FUND 9,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 5. NOTES PAYABLE

On April 24, 1997, the Partnership refinanced two loans with a total outstanding balance of $4,258,000 into a $4,300,000 loan with an unaffiliated third party. The loan is secured by the Country Suites by Carlson-Tempe hotel property, bears interest at a rate of prime plus one (9.5% at September 30, 1997) and requires monthly interest only payments until March 31, 1999, at which time all principal and interest will be due and payable.

Note 6. SUBSEQUENT EVENTS

On October 14, 1997, the Partnership sold the Country Suites by Carlson - Tempe property to Wall - Norm, LLC for $6,400,000. The owners of Wall - Norm, LLC consist of a former director of Glenborough Corporation and the president of Glenborough Hotel Group. The proceeds from the sale were used to payoff the loan secured by the property of approximately $4,316,000, including related interest, and other closing costs. The remaining net proceeds of $2,068,000 were added to the Partnership's reserves.

On November 4, 1997,  the  Partnership  sold the Bryant  Lake  Business  Center:
Phases I, II and III, to Glenborough Properties, L.P., an affiliate of the general partner, for $9,400,000. Glenborough Properties, L.P. assumed the outstanding loan secured by the property of $4,850,000. The proceeds from the sale were used to payoff the deferred interest on the loan of approximately $741,000 and other closing costs. The remaining net proceeds of $3,760,000 were added to the Partnership's reserves.

On November 4, 1997, the Partnership sold the $2,000,000 note receivable to an unaffiliated third party for a discounted price of $1,760,000. The Partnership added the net proceeds from the sale of $1,758,000 to its cash reserves.

Subsequent to the above noted sales, the Participating Notes will be paid-off (including accrued interest) and the Partnership will distribute the remaining funds to the limited and general partners in accordance with the limited partnership agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash and cash equivalents of $2,337,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which total $12,131,000 at September 30, 1997.

As of September 30, 1997, the Partnership owned the following properties, both of which were under contract for sale: Bryant Lake Business Center: Phases I, II and III (a 171,743 square foot commercial center in Eden Prairie, Minnesota), and Country Suites by Carlson - Tempe (a 139 suite hotel in Tempe, Arizona). Upon the sale of these two properties, the secured debt, with an outstanding balance of $9,150,000 at September 30, 1997, would either be paid-off or assumed by the respective buyers.

The decrease in investments in real estate from December 31, 1996 to September 30, 1997 is due to the April 4, 1997 foreclosure of the Country Suites by Carlson - Memphis hotel and the June 18, 1997 sale of the Lake Mead Estate Apartments. As a result of these two transactions, notes payable decreased by approximately $7,158,000.

On September 9, 1997, a proxy was sent to the limited partners of the Partnership proposing to sell the Partnership's remaining assets, distribute the net cash proceeds upon settlement of all liabilities, and dissolve the Partnership by December 31, 1997. On October 8, 1997, the solicitation period ended and management received a favorable vote by 69.95% of the limited partners with 64.44% in favor, 3.86% against and 1.65% abstaining. Upon completion of the sales, the holders of the Participating Notes are entitled to receive their original principal amounts together with accrued interest thereon less amounts previously paid. The General Partner estimates the amount available for distribution to the limited partners will be approximately $0.18 per Unit, based on 35,727,572 Units outstanding.

On October 14, 1997, the Partnership sold the Country Suites by Carlson - Tempe hotel property for $6,400,000. The proceeds from the sale were used to payoff the loan secured by the property of $4,300,000 and other closing costs. The remaining net proceeds of $2,068,000 were added to the Partnership's reserves. The sale was an all cash sale and the Partnership has not continuing obligation or involvement with the property.

On November 4, 1997, the Partnership sold the Bryant Lake Office Complex, Phases I, II and III, to Glenborough Properties L.P., an affiliate of the general partner, for $9,400,000. Glenborough Properties L.P. assumed the outstanding loan secured by the property of $4,850,000. The proceeds from the sale were used to payoff the deferred interest on the loan of approximately $741,000 and other closing costs. The remaining net proceeds of $3,760,000 were added to the Partnership's cash reserves.

On November 4, 1997, the Partnership sold the $2,000,000 note receivable to an unaffiliated third party for a discounted price of $1,760,000. The Partnership added the net proceeds from the sale of $1,758,000 to its cash reserves.

Other assets increased $131,000, or 105%, from December 31, 1996 to September 30, 1997 primarily due to additional impound payments made in accordance with the loan obtained on April 24, 1997 and an increase in impounds paid for property taxes due in October 1997.

Management believes that the Partnership's available cash and net proceeds upon the completed sales of the properties will be sufficient to finance the cash requirements of the Partnership until an orderly dissolution is completed.

RESULTS OF OPERATIONS

Rental income decreased $1,084,000, or 20%, for the nine months ended September 30, 1997 compared to the same period in 1996. The decrease is primarily the result of the April 1997 foreclosure on the Country Suites by Carlson - Memphis property and the June 1997 sale of the Lake Mead Estates Apartments which
accounted  for  decreases  of  $1,007,000  and  $274,000,   respectively.  These
decreases are partially offset by an increase in revenues at the Tempe hotel property of $295,000 resulting from an increase in the average daily room rate. The following is a comparison of occupancy (and average daily room rates for the hotel) of the properties owned by the Partnership as of September 30, 1997 and 1996:
                                          Occupancy Level
                                            Percentage
                                        ------------------
                                         1997        1996
                                        -------   --------
Bryant Lake Phases I and II                 91%       100%
Bryant Lake Phase III                       94%       100%
Country Suites - Tempe                      87%        90%
         Average Daily Room Rate         $70.32     $67.68

Interest and other income increased $18,000 or 5% when comparing the nine months ended September 30, 1997 to the same nine months in 1996 due to the receipt of $35,000 in 1997 in connection with a settlement from a former tenant of the Bryant Lake Phase I property. Additionally, interest income increased $37,000 in 1997 compared to 1996 as a result of higher invested cash balances in 1997. These increases were partially offset by a decrease in other hotel revenue as a result of the April 1997 foreclosure on the Country Suites by Carlson - Memphis property.

As discussed in Note 4 to the Notes to Financial Statements, the foreclosure of Country Suites by Carlson Memphis property resulted in a gain of $174,000 and is included on the Partnership's 1997 statement of operations.

As discussed in Note 4 to the Notes to Financial Statements, the sale of Lake Mead Estates Apartments resulted in a gain of $547,000 and is included on the Partnership's 1997 statement of operations.

Operating expenses decreased $837,000, or 24%, for the nine months ended September 30, 1997 compared to the same period in 1996 primarily as a result of the April 1997 foreclosure on the Country Suites by Carlson - Memphis property and the June 1997 sale of Lake Mead Apartments which accounted for a decrease of $867,000 and $125,000, respectively. The decreases are offset by a $120,000 increase in expenses at the Tempe hotel property as a result of the higher volume of business and increases at the Bryant Lake Business Center properties of $9,000 for costs incurred when the Partnership obtained independent appraisals of the rental property and $18,000 for additional property taxes as a result of an increase in the properties appraised value.

The decrease in depreciation and amortization of $369,000, or 42%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is a direct result of ceasing depreciation, effective January 1, 1997, on the Partnership's properties that were classified as held for sale and held pending foreclosure at December 31, 1996.

General and administrative expenses decreased $21,000, or 7%, for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to a one-time payment of professional fees in 1996 rendered in connection with appraisals of the Partnership's properties.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Incorporated by reference to Note 1 of the Notes to Financial Statements.

Item 5.  Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K.

                           On October 29, 1997, the Partnership filed a From 8-K
                  announcing the October 14, 1997 sale of the Country Suites by Carlson - Tempe property, a 139 suite hotel located in Tempe, Arizona, to Wall - Norm, LLC for $6,400,000. The owners of Wall - Norm, LLC consist of a former director of Glenborough Corporation, the general partner of the Partnership, and the president of Glenborough Hotel Group, an affiliate of Glenborough Corporation.

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


                             OUTLOOK INCOME FUND 9,
                             A CALIFORNIA LIMITED PARTNERSHIP


                                 By: Glenborough Corporation,
                                     a California corporation
                                     Its Managing General Partner




Date:  November 14, 1997                By: /S/ Terri Garnick
                                            ----------------------
                                            Terri Garnick
                                            Chief Financial Officer